Form 10QSB
period 1996-06-30
DRY DAIRY INTERNATIONAL INC
filed 1996-08-09
CIK 814070

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                    FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission file number:  33-14065-D

                           DRY DAIRY INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

              UTAH                                                87-0476117
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

  10105 AMBERWOOD ROAD, FT. MYERS, FL                                33913
(Address of principal executive offices)                           (Zip Code)

                                  (941) 768-3555
                (Registrant's telephone number, including area code)

                                  NOT APPLICABLE
(Former name, former address, and former fiscal year, if changed since last report.)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 The number of shares outstanding of each of the issuer's classes of common stock, was 31,729,738 shares of common stock, par value $0.001, as of June 30, 1996.














<PAGE 2>
                          PART I - FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS


     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

     The unaudited balance sheet of the Company as of June 30, 1996, and the related audited balance sheet of the Company as of December 31, 1995, and the related unaudited statements of operations and cash flows for the three month and six month periods ended June 30, 1996 and 1995, and the unaudited statement of stockholders' equity for the period from December 31, 1994 through June 30, 1996, are attached hereto and incorporated herein by this reference.

     Operating results for the quarter ended June 30, 1996, are not necessarily indicative of the results that can be expected for the year ending December 31, 1996.

                           DRY DAIRY INTERNATIONAL, INC.
                            CONSOLIDATED BALANCE SHEETS

                                                    JUNE 30,
                                                      1996        DECEMBER 31,
                                                  (Unaudited)         1995
                                                 ------------     ------------
                                      ASSETS
Current Assets:
     Cash.......................................   $  186,926       $   14,021
     Accounts receivable, net of allowance......       26,724           17,959
     Inventory..................................       66,682           11,259
     Deposits and other current assets..........       19,329           12,843
                                                   ----------       ----------
          Total current assets..................      299,661           56,082
                                                   ----------       ----------
Property and Equipment, Net.....................       70,252           72,101
                                                   ----------       ----------
          Total Assets..........................   $  369,913       $  128,183
                                                   ==========       ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable ..........................   $   34,976       $   41,404
     Line of credit (Note 6)....................      163,704               -
     Notes payable - current....................       21,577           21,054
     Taxes payable..............................        3,484              673
     Payable - related party (Note 7)...........       18,397           22,356
                                                   ----------       ----------
          Total current liabilities.............      242,138           85,487
                                                   ----------       ----------
     Notes payable - long term..................       12,958           23,944
                                                   ----------       ----------
          Total Liabilities.....................      255,096          109,431
                                                   ----------       ----------
Stockholders' Equity:
     Stock authorized 50,000,000 shares at
      $0.001 par value; 31,729,738 and
      27,381,058 shares issued and
      outstanding, respectively.................       31,730           27,381
     Additional paid-in capital.................    1,494,496        1,334,543
     Accumulated deficit........................   (1,411,409)      (1,343,172)
                                                   ----------       ----------
         Total Stockholders' Equity.............      114,817           18,752
                                                   ----------       ----------
         Total Liabilities and
          Stockholders' Equity..................   $  369,913       $  128,183
                                                   ==========       ==========

                            DRY DAIRY INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENT OF OPERATIONS

                                                   FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                    JUNE 30,       JUNE 30,          JUNE 30,       JUNE 30,
                                                      1996           1995              1996            1995
                                                  (Unaudited)     (Unaudited)      (Unaudited)     (Unaudited)
                                                 ------------     ------------     ------------    ------------
Revenues:
     Sales....................................     $  123,167       $   47,731       $  192,277      $   89,419
     Cost of sales............................        102,758           46,888          148,760          65,289
                                                   ----------        ----------       ---------       ---------
          Gross profit........................         20,409              843           43,517          24,130

Operating Expenses:
     Selling, general, and administrative.....        105,891           180,874         192,474         275,582
     Depreciation.............................          9,828            14,824          19,051          19,719
                                                   ----------        ----------       ---------       ---------
          Total operating expenses............        115,719           195,698         211,525         295,301
                                                   ----------        ----------       ---------       ---------
Net loss from operations......................        (95,310)         (194,855)       (168,008)
(271,171)

Other income (expenses):
     Interest.................................         (4,945)             -             (7,336)
(770)
     Loss on leasehold improvements                      -               (4,191)           -
(4,191)
     Return of common stock...................        108,000              -            108,000            -
     Other expenses...........................           (533)             -               (893)           -
                                                   ----------        ----------       ---------       ---------
          Total other income (expense)........        102,522            (4,191)         99,771
(4,961)
                                                   ----------        ----------       ---------       ---------
Net Income (Loss).............................     $    7,212        $ (199,046)      $ (68,237)
$(276,132)
                                                   ==========        ==========       =========       =========
Net gain (loss) per share.....................     $     0.00        $    (0.02)      $   (0.00)      $
(0.03)
                                                   ==========        ==========       =========       =========

Weighted average number of shares outstanding.     29,963,618         9,574,721      28,672,505       9,500,406
                                                   ==========        ==========      ==========       =========

                              DRY DAIRY INTERNATIONAL, INC.
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                         Additional
                                  Common Stock             Paid-in    Accumulated
                               Shares    Par Value         Capital      Deficit
                             ---------   ---------       ----------   -----------
Balance,
 December 31, 1994.......... 9,287,215   $   9,287       $  805,979   $ (810,258)

Common stock issued for 100%
 of the issued and outstand-
 ing shares of Lombardo's
 Pastaria, Inc..............   195,122         195          (20,731)        -

Common stock issued for cash
 in private placement
 at $1.00 per share.........    76,384          76           76,308         -

Common stock issued for
 services at $1.00
 per share..................    16,000          16           15,984         -

Common stock issued for
 services at $0.135
 per share..................   955,000         955          127,970         -

Common stock issued for cash
 and warrants at $0.10
 per share.................. 1,693,837       1,694          167,690         -

Common stock issued for cash
 and warrants at $0.05
 per share.................. 1,330,000       1,330           65,170         -

Common stock issued for cash
 of $110,000 and the exten-
 sion of a line of credit
 for up to $250,000........ 13,827,500      13,828           96,173         -

Net loss for the year ended
 December 31, 1995..........      -           -                -        (532,914)
                            ----------   ---------       ----------    ---------
Balances,
 December 31, 1995..........27,381,058      27,381        1,334,543   (1,343,172)

Common stock returned from
 former Company President...  (800,000)       (800)        (107,200)        -

Common stock issued for cash
 at $0.05 per share......... 5,000,000       5,000          245,000         -

Common stock issued for
 exercise of warrants at
 $0.15 per share............   148,680         149           22,153         -

Net loss for the six months
 ended June 30, 1996              -           -                -         (68,237)
                             ---------   ---------       ----------   ----------
Balances
 June 30, 1996..............31,729,738   $  31,730       $1,494,496  $(1,411,409)
                            ==========   =========       ==========  ===========


                             DRY DAIRY INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         FOR THE                          FOR THE
                                               THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                   1996             1995            1996             1995
                                                (Unaudited)     (Unaudited)     (Unaudited)      (Unaudited)
                                               ------------     ------------    ------------     ------------
Operating Activities:
Net gain (loss)...............................   $    7,212       $ (199,046)     $  (68,237)      $ (276,132)
Adjustments to reconcile net gain (loss) to
 net cash provided by operating activities:
  Depreciation................................        9,828           14,824          19,051           19,719
  Return of common stock......................     (108,000)            -           (108,000)            -
  (Increase) decrease in accounts receivable..       (8,175)          (3,874)         (8,765)         (14,960)
  (Increase) decrease in inventory............      (52,445)          (3,331)        (55,423)         (12,221)
  (Increase) decrease in other current assets.       (6,560)          (8,912)         (6,486)          (8,912)
  Increase (decrease) in accounts payable.....       (3,236)           8,681          (6,428)          18,286
  Increase (decrease) in accrued taxes........        2,595            6,506           2,811            9,198
                                                 ----------        ---------       ---------        ---------
     Net cash used by operating activities....     (158,781)        (185,152)       (231,477)        (265,022)
                                                 ----------        ---------       ---------        ---------
Investing Activities:
 Purchase of property and equipment...........       (7,691)         (52,396)        (17,202)         (61,942)
                                                 ----------        ---------       ---------        ---------
     Net cash used by investing activities....       (7,691)         (52,396)        (17,202)         (61,942)
                                                 ----------        ---------       ---------        ---------
Financing Activities:
 Repayment of notes payable...................       (7,203)            -            (14,422)            -
 Loan from shareholder........................       73,019           30,914         163,704           36,460
 Issuance of common stock for cash............      272,302          196,787         272,302          289,687
                                                 ----------        ---------       ---------        ---------
     Net cash provided by financing activities      338,118          227,701         421,584          326,147
                                                 ----------        ---------       ---------        ---------
(Decrease) Increase in Cash...................      171,646           (9,847)        172,905             (817)

Cash at beginning of period...................       15,280           26,032          14,021           17,002
                                                 ----------        ---------       ---------        ---------
Cash at end of period.........................   $  186,926        $  16,185       $ 186,926        $  16,185
                                                 ==========        =========       =========        =========
Supplemental cash flows information:
Cash paid for:
 Interest.....................................   $    4,945        $    -          $   7,336        $    -
 Taxes........................................   $     -           $    -          $    -           $    -


                            DRY DAIRY INTERNATIONAL, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1996 AND DECEMBER 31, 1995

NOTE 1 - ORGANIZATION

The Company was incorporated under the laws of the state of Utah on March 6, 1987. The Company was incorporated for the purpose of providing a vehicle which could be used to raise capital and seek business opportunities believed to hold a potential for profit. Since December 1994, when the Company acquired Dry Dairy International, Inc., and the subsequent acquisition of Lombardo's Pastaria, Inc. in February 1995, the Company has focused on dry yogurt and cocktail mixes and gourmet pasta foods.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method: The Company's financial statements are prepared using the accrual method of accounting. The Company has a calendar fiscal year end.

Principles of consolidation: The accompanying financial statements include the accounts of Dry Dairy International, Inc. and its wholly owned subsidiary Lombardo's Pastaria, Inc. All significant intercompany transactions have been eliminated.

Cash and cash equivalents: Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Gain or loss per share: The computations of gain or loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

Inventories:  Inventory are stated at the lower of cost of market.

Property and Equipment: Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided on the straight-line basis over the estimated useful lives of the related assets.

Major improvements and betterments of property are capitalized. Maintenance, repairs and minor improvements are charged to expense in the period incurred. Upon the sale or other disposition of property, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.

Provision for taxes on income: At June 30, 1996, the Company has net operating loss carry forwards totaling approximately $1,411,000 that may be offset against future taxable income through the year 2010. No tax benefit has been reported in the financial statements, as the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation account of the same amount.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has little cash and has experienced losses from inception. On October 20, 1995, the Company announced that it had completed the sale of a controlling interest in the Company to Phillip Lacerte of Dallas, Texas. In connection with the sale of control, Mr. Lacerte has extended the Company a line of credit of up to $250,000, against which, at June 30, 1996, the Company had drawn $163,704.

NOTE 4 - STOCK TRANSACTIONS

In April 1996, the former President and Chairman of the Board of the Company, William J. Thome, returned for cancellation, 800,000 shares of common stock of the Company that were originally issued to him under the Company's 1995 Non-Qualified Stock Option Plan in August 1995. Because the market value of these shares was treated as an operating expense to the Company during the third quarter of 1995, the cancellation of the shares had an income effect of $108,000 on the Company's consolidated statements of operations in the three month period ended June 30, 1996, and reduced the number of issued and outstanding shares by 800,000.

In May 1996, the Company sold 5,000,000 shares of its restricted common stock for cash at a purchase price of $0.05 per share for cash proceeds of $250,000.

In June 1996, 148,680 common stock purchase warrants were exercised at a price of $0.15 per share for cash proceeds of $22,302.

The issuance of the additional 5,000,000 shares of common stock, the exercise of the 148,680 common stock purchase warrants and the cancellation of the 800,000 shares of common stock resulted in the reduction in Mr. Lacerte's ownership interest from 50.5% to 43.6% at June 30, 1996. Pursuant to the terms of the Share Purchase Agreement, Mr. Lacerte has a 30 business day right of first refusal to purchase from the Company, on the same terms and conditions as the common stock referred to above, that number of shares of common stock of the Company that would permit Mr. Lacerte to maintain 50.5% control of the Company's total issued and outstanding shares of common stock.

NOTE 5 - STOCK OPTION PLANS

The Company has granted stock options pursuant to the various stock options plans referred to in the table below:

                                  1995                         1996
                       -------------------------     -------------------------
                       Non-Qualified  Incentive      Non-Qualified  Incentive
                       Stock Option   Stock Option   Stock Option   Stock Option
                       Plan           Plan           Plan           Plan
                       -------------  ------------   -------------  ------------
Outstanding, December
31, 1994                       -              -              -              -

Options Authorized        1,500,000      1,500,000           -              -

Options Issued During
Fiscal Year 1995            955,000           -              -              -
                          ---------      ---------      ---------      ---------
Unissued at December
31, 1995                    545,000      1,500,000           -              -

Canceled, April 1996       (800,000)          -              -              -

Options Issued April
1996                      1,100,000           -         2,500,000      5,050,000
                          ---------      ---------      ---------      ---------
Options Outstanding
at June 30, 1996          1,100,000           -         2,500,000      5,050,000
                          ---------      ---------      ---------      ---------

Unissued at June 30,
1996                        245,000      1,500,000           -              -
                          =========      =========      =========      =========


NOTE 6 - LINE OF CREDIT

A shareholder of the Company has agreed to provide a line of credit to the Company of up to $250,000 for the purpose of purchasing raw material inventory and the direct costs associates related thereto. The line of credit bears interest at eight percent (8%) per annum on the average monthly balance. The balance owed on the line of credit, including interest, is $163,704 at June 30, 1996.


NOTE 7 - RELATED PARTY TRANSACTIONS

In addition to the shares issued to acquire Lombardo's Pastaria, Inc., the Company assumed a payable of the former shareholders of Lombardo's. At June 30, 1996, the amount payable was $18,397.

- --------------------------------------------------------------------------------
                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

Plan of Operation

     The Company develops, manufactures, and markets specialty pasta products to gourmet restaurants and wholesale food service distributors, as well as dry mix products, such as cocktail mixes and yogurts. Although the Company is producing product for sale, it does not at this time have substantial assets to support significant future development, manufacturing, and marketing of these products without additional working capital. Due to the lack of assets and working capital, the Company financial statements contain a "going concern" modification that places into question the Company's ability to continue without substantial increases in revenue or additional equity capital.

     In October 1995, the Company completed the sale of a controlling interest in the Company to Mr. Phil Lacerte of Dallas, Texas. Mr. Lacerte is a principal owner and executive vice president of Lacerte Software Corporation, Dallas, Texas, a manufacturer of computer software for tax professionals. The terms of the purchase agreement provided that the Company issue to Mr. Lacerte 13,827,500 shares of the Company's restricted common stock, constituting 50.5% of the Company's total issued and outstanding shares, in exchange for a cash payment of $110,000 and the extension of a line of credit for up to $250,000, to meet the Company's current operational needs. Interest on the line of credit is eight percent (8%) per annum. A total of $163,704, including accrued interest, has been advanced to the Company against this line of credit as of June 30, 1996.

     In February 1996, the Company received formal notification from the United States Department of Defense that the Company had been granted a contract to manufacture and deliver 24,000 cases of vanilla flavored yogurt mix with an expected sales value of $570,000. In May 1996, the Company manufactured and shipped 2,400 cases of this order with an invoice value of $57,600. The product is blended, packaged and shipped from an off-site facility under a joint venture agreement with Custom Blending & Packaging, Inc., Little Rock, Arkansas. The Company estimates that it nets approximately $2.00 per case. The working capital required for this contract comes from the Company's line of credit established with Mr. Lacerte.

     In April 1996, the former President and Chairman of the Board, William J. Thome, returned to the Company for cancellation 800,000 shares of common stock that were originally issued to him under a 1995 Non-Qualified Stock Option Plan in August 1995. Because the market value of these shares was treated as an operating expense to the Company in the third period of 1995, the return of these shares had an income effect on the consolidated statements of operations in the second quarter of 1996 of $108,000, and reduced the number of shares of common stock issued and outstanding by 800,000.

     In May 1996, the Company issued an additional 5,000,000 shares of its restricted common stock for cash at $0.05 per share for net proceeds to the Company of $250,000. In June 1996, 148,680 outstanding common stock purchase warrants were exercised at a price of $0.15 per share for net cash proceeds to the Company of $22,302. The Company believes that with the additional equity capital, coupled with Mr. Lacerte's line of credit, that it has sufficient working capital for the balance of the current fiscal year.

     The Company is attempting to increase the market base for its pasta products in the southwestern Florida area, as well as continue its expansion efforts into the southern and eastern United States. Rogers-American Company, Inc., a Florida based food service broker with 23 sales professionals, has begun marketing the Company's specialty pasta products throughout Florida.
Discussions are underway between the Company and other regional and national food service distributors in an attempt to reach new markets for the Company's products.

     The Company has begun marketing its new 98% Fat Free microwavable pasta "Ultimate Dinners for Two" through U.S. Marketing, a national sales-marketing organization with business contacts with major food retail outlets throughout the United States. The Company's Fat Free "Ultimate Dinners for Two" program consists of five different dinners, including: Cheese Ravioli, Seafood Ravioli, Vegetable Ravioli, Seafood Jumbo Shells, and Cheese Jumbo Shells.

Liquidity and Capital Resources

     At June 30, 1996, the Company had current assets of $299,661, and current liabilities of $242,138, resulting in working capital of $57,523. The majority of the current liabilities is a line of credit of $163,704, including interest, owed to Mr. Phil Lacerte, the Company's largest shareholder. The increase in the Company's working capital is due primarily to the sale of shares of common stock in May 1996 for net cash to the Company of $250,000. In addition, in June 1996, 148,680 outstanding common stock purchase warrants were exercised at a price of $0.15 per share for net cash proceeds to the Company of $22,302.

     Although the Company reported a net income of $7,212 for the three month period ended June 30, 1996, it incurred a net loss from operations of $95,310. The net income resulted from the cancellation of 800,000 shares of common stock originally issued to the former President and Chairman of the Board, William J. Thome, in August 1995, under the Company's Non-Qualified Stock Option Plan. Because the market value of these shares was treated as an operating expense to the Company in the third period of 1995, the return of these shares had an income effect on the consolidated statements of operations in the second quarter of 1996 of $108,000. The majority of the operating loss is attributed to expenses incurred in connection with the development and testing of the Company's new line of 98% fat free pasta dinners that it anticipates selling to regional and national retail grocery chains.

     During the second quarter of 1996, the Company increased the borrowing against its line of credit, including interest, by $73,019. At June 30, 1996, the balance owed on this line of credit was $163,704, including accrued interest.

     Although management anticipates improvement in revenue during the remainder of the year, the Company will continue to rely on both debt and equity financing of the Company's operations. The Company is hopeful that the newly raised equity capital of $250,000 and the extension of the line of credit with Mr. Lacerte, will allow the Company to increase marketing efforts, thus resulting in increased sales revenues.

     The Company will continue to seek other sources of financing in addition to its existing arrangements. However, due to the Company's overall financial condition, the Company does not anticipate substantial, if any, additional debt financing.

Results of Operations

     In the second quarter of 1996, the Company recorded sales of $123,167, compared to sales of $47,731 for the same prior year period, an increase of 158%. For the six month period ended June 30, 1996, sales were $192,277 compared to $89,419 for the similar prior year period, an increase of 115%. However, the cost of goods sold as a percent of sales increased due to higher raw material prices, a reduction of selective product prices to become more competitive in the marketplace, and the costs associated with the development and expansion of the Company's product base.

     The Company has shown a substantial reduction of its operating expenses during the second quarter of 1996, 86% of sales compared to 279% of sales for the similar prior year period. Excluding depreciation expense, operating expenses were $74,983 less than the similar prior year three month period. The operating expenses currently being incurred are focused primarily on sales and marketing efforts and programs in an attempt to attract new buyers for the Company's food service products and its new 98% Fat Free microwavable "Ultimate Dinners for Two" program.


                           PART II - OTHER INFORMATION
- --------------------------------------------------------------------------------
                           ITEM 1.  LEGAL PROCEEDINGS
- --------------------------------------------------------------------------------

     None.

- --------------------------------------------------------------------------------
                         ITEM 2.  CHANGES IN SECURITIES
- --------------------------------------------------------------------------------

     None.

- --------------------------------------------------------------------------------
                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
- --------------------------------------------------------------------------------

     None.

- --------------------------------------------------------------------------------
          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- --------------------------------------------------------------------------------

     None.

- --------------------------------------------------------------------------------
                            ITEM 5.  OTHER INFORMATION
- --------------------------------------------------------------------------------

     None.

- --------------------------------------------------------------------------------
                 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- --------------------------------------------------------------------------------

(a) EXHIBITS.

EXHIBIT
  NO.           DESCRIPTION
- -------         -----------
  27            Financial Data Schedule

(b)  REPORTS ON FORM 8-K.

     None.


- --------------------------------------------------------------------------------
                                   SIGNATURES
- --------------------------------------------------------------------------------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DRY DAIRY INTERNATIONAL, INC.
                                         [Registrant]



Dated:  July 29, 1996                     /S/ GEORGE R. FARQUHAR
                                         ---------------------------------------
                                         Principal Accounting Officer