Form 10QSB
period 1996-09-30
DRY DAIRY INTERNATIONAL INC
filed 1996-11-13
CIK 814070

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                    FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 The number of shares outstanding of each of the issuer's classes of common stock, was 31,979,738 shares of common stock, par value $0.001, as of September 30, 1996.














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

     The unaudited balance sheet of the Company as of September 30, 1996, and the related audited balance sheet of the Company as of December 31, 1995, and the related unaudited statements of operations and cash flows for the three month and nine month periods ended September 30, 1996 and 1995, and the unaudited statement of stockholders' equity for the period from December 31, 1994 through September 30, 1996, are attached hereto and incorporated herein by this reference.

     Operating results for the quarter ended September 30, 1996, are not necessarily indicative of the results that can be expected for the year ending December 31, 1996.

                           DRY DAIRY INTERNATIONAL, INC.
                            CONSOLIDATED BALANCE SHEETS

                                                 September 30,
                                                      1996        DECEMBER 31,
                                                  (Unaudited)         1995
                                                 ------------     ------------
                                      ASSETS
Current Assets:
     Cash.......................................   $   50,720       $   14,021
     Accounts receivable, net of allowance......       20,542           17,959
     Inventory..................................       87,462           11,259
     Deposits and other current assets..........       10,309           12,843
                                                   ----------       ----------
          Total current assets..................      169,033           56,082
                                                   ----------       ----------
Property and Equipment, Net.....................       86,843           72,101
                                                   ----------       ----------
          Total Assets..........................   $  255,876       $  128,183
                                                   ==========       ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable ..........................   $   17,647       $   41,404
     Line of credit (Note 6)....................      167,000               -
     Notes payable - current....................       20,858           21,054
     Taxes payable..............................        3,251              673
     Payable - related party (Note 7)...........       16,514           22,356
                                                   ----------       ----------
          Total current liabilities.............      225,270           85,487
                                                   ----------       ----------
     Notes payable - long term..................        8,455           23,944
                                                   ----------       ----------
          Total Liabilities.....................      233,725          109,431
                                                   ----------       ----------
Stockholders' Equity:
     Stock authorized 50,000,000 shares at
      $0.001 par value; 31,979,738 and
      27,381,058 shares issued and
      outstanding, respectively.................       31,980           27,381
     Additional paid-in capital.................    1,501,746        1,334,543
     Accumulated deficit........................   (1,511,575)      (1,343,172)
                                                   ----------       ----------
         Total Stockholders' Equity.............       22,151           18,752
                                                   ----------       ----------
         Total Liabilities and
          Stockholders' Equity..................   $  255,876       $  128,183
                                                   ==========       ==========

                            DRY DAIRY INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENT OF OPERATIONS

                                                   FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                          SEPTEMBER 30,                     SEPTEMBER 30,
                                                      1996           1995              1996           1995
                                                  (Unaudited)     (Unaudited)      (Unaudited)    (Unaudited)
                                                 ------------     ------------     ------------   ------------
Revenues:
     Sales....................................     $   70,517       $   42,742       $  262,794     $  132,161
     Cost of sales............................         62,795           59,009          211,555        124,298
                                                   ----------        ----------       ---------      ---------
          Gross profit (loss).................          7,722          (16,267)          51,239          7,863

Operating Expenses:
     Selling, general, and administrative.....         96,775          108,308          289,248        383,890
     Depreciation.............................          7,960           13,023           27,011         32,742
                                                   ----------        ----------       ---------      ---------
          Total operating expenses............        104,735           121,331         316,259        416,632
                                                   ----------        ----------       ---------      ---------
Net loss from operations......................        (97,013)         (137,598)       (265,020)      (408,769)

Other income (expenses):
     Interest.................................         (4,343)           (2,106)        (11,685)        (2,876)
     Gain on sale of assets...................         (1,300)             -              1,305         (4,191)
     Return of common stock...................           -             (128,925)        108,000       (128,925)
     Other expenses...........................           (111)             -             (1,004)          -
                                                   ----------        ----------       ---------      ---------
          Total other income (expense)........         (3,154)         (131,031)         96,616       (135,992)
                                                    ----------        ----------       ---------      ---------
Net Income (Loss).............................     $ (100,167)       $ (268,629)      $(168,404)     $(544,761)
                                                   ==========        ==========       =========      =========
Net gain (loss) per share.....................     $    (0.00)       $    (0.02)      $   (0.01)     $   (0.04)
                                                   ==========        ==========       =========       =========

Weighted average number of shares outstanding.     31,854,738        13,431,450      29,680,398      13,619,025
                                                   ==========        ==========      ==========      ==========

                              DRY DAIRY INTERNATIONAL, INC.
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                         Additional
                                  Common Stock             Paid-in    Accumulated
                               Shares    Par Value         Capital      Deficit
                             ---------   ---------       ----------   -----------
Balance,
 December 31, 1994.......... 9,287,215   $   9,287       $  805,979   $ (810,258)

Common stock issued for 100%
 of the issued and outstand-
 ing shares of Lombardo's
 Pastaria, Inc..............   195,122         195          (20,731)        -

Common stock issued for cash
 in private placement
 at $1.00 per share.........    76,384          76           76,308         -

Common stock issued for
 services at $1.00
 per share..................    16,000          16           15,984         -

Common stock issued for
 services at $0.135
 per share..................   955,000         955          127,970         -

Common stock issued for cash
 and warrants at $0.10
 per share.................. 1,693,837       1,694          167,690         -

Common stock issued for cash
 and warrants at $0.05
 per share.................. 1,330,000       1,330           65,170         -

Common stock issued for cash
 of $110,000 and the exten-
 sion of a line of credit
 for up to $250,000........ 13,827,500      13,828           96,173         -

Net loss for the year ended
 December 31, 1995..........      -           -                -        (532,914)
                            ----------   ---------       ----------    ---------
Balances,
 December 31, 1995..........27,381,058      27,381        1,334,543   (1,343,172)

Common stock returned from
 former Company President...  (800,000)       (800)        (107,200)        -

Common stock issued for cash
 at $0.05 per share......... 5,000,000       5,000          245,000         -

Common stock issued for
 exercise of warrants at
 $0.15 per share............   148,680         149           22,153         -

Common stock issued for
 exercise of option at
 $0.03 per share............   250,000         250            7,250         -

Net loss for the nine months
 ended September 30, 1996         -           -                -        (168,404)
                             ---------   ---------       ----------   ----------
Balances
 September 30, 1996 ........31,979,738   $  31,980       $1,501,746  $(1,511,576)
                            ==========   =========       ==========  ===========


                             DRY DAIRY INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         FOR THE                          FOR THE
                                                   THREE MONTHS ENDED               THREE MONTHS ENDED
                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                                   1996             1995            1996             1995
                                                (Unaudited)     (Unaudited)     (Unaudited)      (Unaudited)
                                               ------------     ------------    ------------     ------------
Operating Activities:
Net gain (loss)...............................   $ (100,167)      $ (268,629)     $ (168,404)      $ (544,761)
Adjustments to reconcile net gain (loss) to
 net cash provided by operating activities:
  Depreciation................................        7,960           13,023          27,011          32,742
  Issue (return) of common stock
    issued for services.......................         -             128,925        (108,000)         128,925
  (Increase) decrease in accounts receivable..        6,183            2,795            (804)         (12,165)
  (Increase) decrease in inventory............      (20,779)          (6,251)        (76,202)         (18,472)
  (Increase) decrease in other current assets.        9,021             -                756           (8,912)
  Increase (decrease) in accounts payable.....      (17,330)          49,572         (23,756)          67,858
  Increase (decrease) in accrued taxes........         (233)          (3,610)          2,578            5,558
                                                 ----------        ---------       ---------        ---------
     Net cash used by operating activities....     (115,345)         (84,175)       (346,821)        (349,197)
                                                 ----------        ---------       ---------        ---------
Investing Activities:
 Purchase of property and equipment...........      (24,553)          (4,860)        (41,755)         (66,802)
                                                 ----------        ---------       ---------        ---------
     Net cash used by investing activities....      (24,553)          (4,860)        (41,755)         (66,802)
                                                 ----------        ---------       ---------        ---------
Financing Activities:
 Repayment of notes payable...................       (7,105)          (4,707)        (21,527)          (4,707)
 Increase (decrease) in loan from shareholder.        3,297          (37,321)        167,000             (861)
 Issuance of common stock for cash............        7,500          117,715         279,802          407,402
                                                 ----------        ---------       ---------        ---------
     Net cash provided by financing activities        3,692           75,687         425,275          401,834
                                                 ----------        ---------       ---------        ---------
(Decrease) Increase in Cash...................      136,205          (13,348)         36,699          (14,165)

Cash at beginning of period...................      186,926           16,185          14,021           17,002
                                                 ----------        ---------       ---------        ---------
Cash at end of period.........................   $   50,72o        $   2,837       $  50,720        $   2,837
                                                 ==========        =========       =========        =========
Supplemental cash flows information:
Cash paid for:
 Interest.....................................   $    4,909        $   2,106       $  12,288        $   2,876
 Taxes........................................   $     -           $    -          $    -           $    -


                            DRY DAIRY INTERNATIONAL, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

NOTE 1 - ORGANIZATION

The Company was incorporated under the laws of the state of Utah on March 6, 1987. The Company was incorporated for the purpose of providing a vehicle which could be used to raise capital and seek business opportunities believed to hold a potential for profit. Since December 1994, when the Company acquired Dry Dairy International, Inc., and the subsequent acquisition of Lombardo's Pastaria, Inc. in February 1995, the Company has focused on specialty foods.

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

Provision for taxes on income: At September 30, 1996, the Company has net operating loss carry forwards totaling approximately $1,511,576 that may be offset against future taxable income through the year 2010. No tax benefit has been reported in the financial statements, as the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation account of the same amount.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has little cash and has experienced losses from inception. On October 20, 1995, the Company announced that it had completed the sale of a controlling interest in the Company to Phillip Lacerte of Dallas, Texas. In connection with the sale of control, Mr. Lacerte has extended the Company a line of credit of up to $250,000, against which, at September 30, 1996, the Company had drawn $167,000.

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

In July 1996, 50,000 non-qualified stock options were exercised at a price of $0.03 per share for cash proceeds of $1,500.

In August 1996, 100,000 non-qualified stock options were exercised at a price of $0.03 per share for cash proceeds of $3,000.

In September 1996, 100,000 non-qualified stock options were exercised at a price of $0.03 per share for cash proceeds of $3,000.

The issuance of the additional 5,000,000 shares of common stock, the exercise of the 148,680 common stock purchase warrants and the cancellation of the 800,000 shares of common stock resulted in the reduction in Mr. Lacerte's ownership interest from 50.5% to 42.6% at September 30, 1996. Pursuant to the terms of the Share Purchase Agreement, Mr. Lacerte has a 30 business day right of first refusal to purchase from the Company, on the same terms and conditions as the common stock referred to above, that number of shares of common stock of the Company that would permit Mr. Lacerte to maintain 50.5% control of the Company's total issued and outstanding shares of common stock. Mr. Lacerte has waived his right to acquire such additional shares except with respect to 100,000 shares, for which his 30 business day right of first refusal had not expired prior to September 30, 1996.

NOTE 5 - STOCK OPTION PLANS

The Company has granted stock options pursuant to the various stock options plans referred to in the table below:

                                 1995                         1996
                      ---------------------------   -------------------------
                       Non-Qualified  Incentive      Non-Qualified  Incentive
                     Stock Option   Stock Option   Stock Option   Stock Option
                           Plan           Plan           Plan           Plan
                     -------------  ------------   -------------  ------------
Outstanding, December
31, 1994...............        -              -              -            -

Options Authorized.....   1,500,000      1,500,000           -            -

Options Issued During
Fiscal Year 1995.......     955,000           -              -            -
                          ---------      ---------      ---------    ---------
Unissued at December
31, 1995...............     545,000      1,500,000           -            -

Canceled, April 1996...    (800,000)          -              -            -

Options Issued April
1996...................   1,100,000           -         2,500,000    5,050,000
                          ---------      ---------      ---------    ---------
Options Exercised
July, August, and
September 1996 (See
Note 4 above)..........    (250,000)           -              -            -

Options Outstanding
at September 30, 1996..     850,000            -        2,500,000    5,050,000
                          ---------      ---------      ---------    ---------

Unissued at September
30, 1996...............     245,000      1,500,000           -            -
                          =========      =========      =========    =========


NOTE 6 - LINE OF CREDIT

A shareholder of the Company has agreed to provide a line of credit to the Company of up to $250,000 for the purpose of purchasing raw material inventory and the direct costs associates related thereto. The line of credit bears interest at eight percent (8%) per annum on the average monthly balance. The balance owed on the line of credit, including interest, is $167,000 at September 30, 1996.


NOTE 7 - RELATED PARTY TRANSACTIONS

In addition to the shares issued to acquire Lombardo's Pastaria, Inc., the Company assumed a payable of the former shareholders of Lombardo's. At September 30, 1996, the amount payable was $16,263.

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

     In October 1995, the Company completed the sale of a controlling interest in the Company to Mr. Phil Lacerte of Dallas, Texas. Mr. Lacerte is a principal owner and executive vice president of Lacerte Software Corporation, Dallas, Texas, a manufacturer of computer software for tax professionals. The terms of the purchase agreement provided that the Company issue to Mr. Lacerte 13,827,500 shares of the Company's restricted common stock, constituting 50.5% of the Company's total issued and outstanding shares, in exchange for a cash payment of $110,000 and the extension of a line of credit for up to $250,000, to meet the Company's current operational needs. Interest on the line of credit is eight percent (8%) per annum. A total of $167,000 including accrued interest, has been advanced to the Company against this line of credit as of September 30, 1996.

     In February 1996, the Company received formal notification from the United States Department of Defense that the Company had been granted a contract to manufacture and deliver 24,000 cases of vanilla flavored yogurt mix with an expected sales value of $570,000. In May 1996, the Company manufactured and shipped 2,400 cases of this order with an invoice value of $57,600. In September 1996, the Company was informed that the contract to produce yogurt mix was to canceled under a clause entitled "Termination for the Convenience of the Government". This clause allows the government to discontinue ordering product, even though the Company has successfully met all conditions of delivery and product quality on orders to date. A settlement on the remainder of the contract is currently being negotiated between the Company and the Department of Defense. Management believes the contract settlement will be concluded by the end of 1996.

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

     The Company is attempting to increase the market base for its pasta products in the southwestern Florida area, as well as continue its expansion efforts into the southern and eastern United States. Rogers-American Company, Inc., a Florida based food service broker with 23 sales professionals, has begun marketing the Company's specialty pasta products throughout Florida. In September 1996, the Company's wholly owned subsidiary, Lombardo's Pastaria, successfully completed negotiations with SYSCO-West Coast Florida to distribute its fresh frozen pasta line in Florida. SYSCO-West Coast Florida, based in Palmetto, Florida, is the largest wholesale food distributor in the region. Discussion are underway between the Company and other regional and national food service distributors in an attempt to reach new markets for the Company's products.

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

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, the Company had current assets of $169,033, and current liabilities of $225,270, resulting in a working capital deficit of $56,237. The majority of the current liabilities is a line of credit of $167,000, including interest, owed to Mr. Phil Lacerte, the Company's largest shareholder. The decrease in the Company's working capital is due to current operating losses.

     During the third quarter of 1996, the Company increased the borrowing against its line of credit, including interest, by $3,296. At September 30, 1996, the balance owed on this line of credit was $167,000, including accrued interest. The Company also received $7,500 from the exercise of 250,000 options during the third quarter.

     Although management anticipates improvement in revenue during the remainder of the year, the Company will continue to rely on both debt and equity financing of the Company's operations. The Company is hopeful that the extension of the line of credit with Mr. Lacerte, will allow the Company to increase marketing efforts, thus resulting in increased sales revenues.

     The Company will continue to seek other sources of financing in addition to its existing arrangements. However, due to the Company's overall financial condition, the Company does not anticipate substantial, if any, additional debt financing.

RESULTS OF OPERATIONS

     In the third quarter of 1996, the Company recorded sales of $70,517, compared to sales of $42,742 for the same prior year period, an increase of 65%. For the nine month period ended September 30, 1996, sales were $262,794 compared to $132,161 for the similar prior year period, an increase of 99%. However, the cost of goods sold as a percent of sales decreased due to better purchasing power and more sales to revenue to spread the fixed cost of production over.

     The Company has shown a substantial reduction of its operating expenses during the third quarter of 1996, 148% of sales compared to 248% of sales for the similar prior year period. Excluding depreciation expense, operating expenses were $94,642 less than the prior year nine month period. The Company is currently operating at a loss of approximately $30,000 per month and expects operating loss to continue at such rate until such time as the Company's begins to realize revenues from new buyers for the Company's food service products and its new 98% Fat Free microwavable "Ultimate Dinners for Two" program.

                           PART II - OTHER INFORMATION

                           ITEM 1.  LEGAL PROCEEDINGS
     None.

                         ITEM 2.  CHANGES IN SECURITIES

     None.

                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                            ITEM 5.  OTHER INFORMATION

     None.

                 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

EXHIBIT
  NO.           DESCRIPTION
-------         -----------
  27            Financial Data Schedule

(b)  REPORTS ON FORM 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DRY DAIRY INTERNATIONAL, INC.
                                         [Registrant]



Dated:  October 30, 1996                  /S/ Rosemarie A. Drygala
                                         -------------------------------------
                                         Secretary [Principal Accounting
                                         Officer]