Form 10KSB
period 1996-12-31
DRY DAIRY INTERNATIONAL INC
filed 1997-03-31
CIK 814070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended       December 31, 1996
                                     -----------------
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ________ to __________

            Commission File Number          33-14065-D
                                            ----------
DRY DAIRY INTERNATIONAL, INC.
-----------------------------
(Exact name of registrant as specified in charter)

           Utah                                   87-0476117
------------------------------             -------------------------
State or other jurisdiction of             (I.R.S. Employer I.D. No.)
incorporation or organization

10105 Amberwood Road, Ft. Myers, Florida                   33913
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code (941)  768-3555
                                               ---------------
Securities registered pursuant to section 12(b) of the Act:

Title of each class       Name of each exchange on which registered
        None                                  N/A
------------------        -----------------------------------------

Securities registered pursuant to section 12(g) of the Act:
                                   None
                             ---------------
                             (Title of class)

  Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes
[X]  No [ ]  (2)  Yes [X]  No  [ ]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.    [X]

  State issuer's revenues for its most recent fiscal year:  $260,075
                                                            --------

  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

  At March 27, 1997, the aggregate market value of the voting stock held by nonaffiliates was $1,638,280 (based on 18,203,116 shares held by nonaffiliates multiplied by a bid price of $0.09 per share).

  As of March 27, 1997, the Registrant had 35,295,688 shares of common stock issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933:

  NONE

       3

TABLE OF CONTENTS

PART I                                                                    PAGE
------                                                                    ----

ITEM 1.     DESCRIPTION OF BUSINESS.......................................   4

ITEM 2.     DESCRIPTION OF PROPERTIES.....................................   6

ITEM 3.     LEGAL PROCEEDINGS.............................................   6

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........
6

PART II
-------

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......   7

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....   8

ITEM 7.     FINANCIAL STATEMENTS..........................................   9

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE...........................   9

PART III
--------


ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT...........................................................  10

ITEM 10.     EXECUTIVE COMPENSATION........................................
11

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT................................................  13

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................
14

PART IV
-------

ITEM 13.     EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K........
15

       4

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Organization and Corporate History

     Dry Dairy International, Inc., (the "Company" or "Registrant"), was incorporated under the laws of the state of Utah on March 6, 1987. On February 3, 1995, the Company changed its name from Wonder Capital, Inc., to its current name, Dry Dairy International, Inc. The Company was originally formed to be a vehicle for ongoing business entities to become public through a merger or acquisition with the Company.

     On March 6, 1987, in connection with its organization, the Company sold 750,000 shares of its common stock to its founders for $5,000 cash. Thereafter, the Company engaged in a public offering of its securities pursuant to a Registration Statement on Form S-18 filed with the Securities and Exchange Commission. On February 11, 1988, the Company closed its initial public offering having sold 1,990,000 units at the offering price of $0.10 per unit. Each unit consisted of one share of common stock, par value $0.001 per share (the "Common Stock") and one Class A warrant and one Class B
warrant to purchase a like number of shares of Common Stock.   The offering
resulted in net offering proceeds to the Company of approximately $171,967. The Company intended to use the funds received in the offering to facilitate the merger with an existing company. The Class A and Class B warrants have since expired pursuant to their terms.

     The Company subsequently used the funds received in the public offering in two transactions. The Company received 1,625,000 shares of American Technology and Information, Inc. in exchange for 2,437,500 shares of the Company's Common Stock. The Company also entered into an agreement by which $100,000 was paid to Penny Stock News Communications, Inc. for 50% of future stock subscription news letter proceeds. A total of $175,000 was paid out in these transactions and the Company did not receive any material benefit in return.

     Thereafter, the Company attempted to conduct various businesses, but was unsuccessful in its efforts until the acquisition of Dry Dairy International, Inc. On December 4, 1994, the Company purchased all the assets of Dry Dairy International, Inc., a Florida corporation ("Dry Dairy"), pursuant to the terms and conditions of an Asset Purchase Agreement dated December 4, 1994, (the "Original Agreement"). Under the terms of the Original Agreement, the Company acquired all of the assets of Dry Dairy in exchange for three million (3,000,000) shares of the Company&WP1-9;s Common Stock. The 3,000,000 shares of Common Stock were to be subject to certain performance criteria before they were to be issued. The Company and the principal owner of Dry Dairy subsequently renegotiated the purchase price for the Dry Dairy assets based on the inability to substantiate predecessor cost of the formulas and the other intangible assets to be acquired. Accordingly, on March 27, 1995, the Company and Dry Dairy amended the Original Agreement to change the purchase price from 3,000,000 shares of Common Stock to one hundred thousand (100,000) shares of Common Stock. No other changes were made to the Agreement. The amendment to the purchase price did not change the value of the assets on the Company&WP1-9;s books, which at December 31, 1994, was recorded at zero value, but it did reduce the authorized and issued shares of the Company to 9,287,215 from 12,187,215.

     Effective February 15, 1995, the Company acquired all of the issued and outstanding shares of Lombardo&WP1-9;s Pastaria, Inc., a Florida corporation ("Lombardo&WP1-9;s") through the exchange of 195,122 shares of the Company&WP1-9;s Common Stock, par value $0.001 per share (the "Common Stock"), for all of the issued and outstanding shares of Lombardo&WP1-9;s capital stock, all pursuant to the terms of an agreement dated February 2, 1995, (the Lombardo&WP1-9;s Agreement"). Pursuant to the terms of the Lombardo&WP1-9;s Agreement, 1,000 shares of Lombardo&WP1-9;s issued and outstanding capital stock were converted on a pro rata basis into $100,000 of the Company&WP1-9;s Common Stock, which value was determined by the ten day average closing price of the Company&WP1-9;s Common Stock, beginning February 1, 1995, and ending February 14, 1995, the day before the effective date of the exchange. The ten day average of the bid price was $0.5125, as quoted by the National Association of Security Dealers' OTC Bulletin Board, resulting in the issuance of 195,122 shares of the Company&WP1-9;s Common Stock to the principal shareholders of Lombardo's.

The Company&WP1-9;s Products

     The Company is in the specialty food manufacturing and distribution business. The Company made the decision during 1996 to discontinue operations related to the production and distribution of specialty dry mixes for drinks and yogurt products which it had marketed under the brand names "Yum Yum Yogurt", "Yogurt Lovers Yogurt" and "Tradewind Cocktail Mixes."

     Through its subsidiary Lombardo&WP1-9;s, the Company manufactures and markets fat free and traditional pasta products and dishes to restaurants and wholesale food service distributors. Lombardo&WP1-9;s was initially established in 1984, and offers a variety of pasta products including specialty packs of stuffed shells and raviolis, fancy pasta shapes and cuts, selected linguini flavors, deli packs and dinners, seafood pasta, a 98% fat free pasta line and a variety of other pasta cuts including tortellinis, gnocchi, manicotti and fettuccini.

     In 1996, Lombardo's developed and began marketing a line of specialty frozen dinner entrees featuring its pasta. This line is being marketed to retail supermarkets and wholesale clubs in the United States. There were no revenues recognized during 1996 from the sale of these products.

     The Company manufactures its pasta products at its 7,200 square foot facility in Fort Myers, Florida. The Company has experienced food service personnel in all its production and development positions who have created and produced these and similar products over many years. The Company has developed proprietary formulas and recipes that are used in the manufacturing of its products.

     The Company purchases its basic raw materials, consisting principally of flour, flavorings, spices, cheeses and other proprietary ingredients for use in its products from various local and national sources and does not anticipate any difficulty in obtaining such raw materials in the time frames and quantities required to meet the Company&WP1-9;s manufacturing commitments. All product is inspected, packaged, and labeled by experienced Company personnel prior to shipment. The Company has a reputation for producing high-quality products.

     During 1996, the Company's largest distributor, Stevie's Italian Foods, located in Charlotte, North Carolina, accounted for 47% of the Company total sales. No other customer or distributor accounted for more than 20% of sales in 1996.

Proprietary Formulas and Copyrights

     The Company believes that although copyright protection is important, such factors as product formulation is equally important. The Company attempts to preserve its product formulations through trade secrets and non-disclosure agreements with significant employees. All formulations owned
by the Company are proprietary in nature.   However, because of changing
market needs, the Company may choose not to utilize copyright or other protections for each formulation.

Competition

     The pasta food segments of the food service and retail food industry are very competitive. The Company competes directly with a number of manufacturers of varying size and financial capacity. Many of these companies have established product lines and a more competitive position within the industry than that of the Company.

Government Regulation

     The Company sells its pasta to wholesale distributors and therefore is not subject to any federal or state regulations with respect to its products other than truth in labeling requirements relating to product composition.
The Lombardo&WP1-9;s specialty pasta food lines are subject to state of Florida, Department of Health regulations regarding labeling and product composition. If Lombardo&WP1-9;s were to utilize "meat" (as defined by the United States Department of Agriculture) in any of its specialty pastas, its plant must meet certain labeling and inspection requirements specified and administered by the United States Department of Agriculture. The Company does not at this time intend to manufacture products which would cause it to be subject to such requirements. The Company is currently in compliance with any applicable federal and state regulations.

Employees

     The Company currently employs eight persons (one executive, a controller, two supervisor-chefs and four full-time direct labor employees).

ITEM 2. DESCRIPTION OF PROPERTIES

Offices

     Beginning March 1, 1995, the Company leased 7,200 sq. ft. of office and manufacturing space at 10105 Amberwood Road, Airport Woods Commerce Center, Ft. Myers, Florida. The Company will be leasing this property until February 28, 2000. The terms of the lease are triple net with rent at $4.44 sq. ft or $31,968 for the first year with a four percent increase in each succeeding year, during the term of the lease.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 1996.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     From inception and until December 1994, there was no "established trading market" for shares of the Company's common stock. The table on the following page sets forth, for the respective periods indicated, the prices for the Company's common stock in the over-the-counter market as reported by the NASD's OTC Bulletin Board. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

     At March 27, 1997, the Company's Common Stock was quoted on the OTC Bulletin Board at a bid and asked price of $0.09 and $0.105, respectively.

Fiscal Year Ended December 31, 1994           High Bid      Low Bid

First, Second, and Third Quarter                N/A           N/A
Fourth Quarter                                 $1.50         $1.00

Fiscal Year Ended December 31, 1995

First Quarter                                  $1.25         $0.50
Second Quarter                                 $0.50         $0.15
Third Quarter                                  $0.15         $0.03
Fourth Quarter                                 $0.08         $0.03

Fiscal Year Ending December 31, 1996

First Quarter                                  $0.08         $0.03
Second Quarter                                 $0.37         $0.05
Third Quarter                                  $0.21         $0.08
Fourth Quarter                                 $0.12         $0.08

Fiscal Year Ending December 31, 1997

First Quarter                                  $0.12         $0.08

     Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At March 27, 1997, the Company had approximately 332 shareholders of record based on information provided by the Company's transfer agent.
       8

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

     The Company develops, manufactures and markets specialty pastas to gourmet restaurants and wholesale food service distributors. Although the Company is producing product for sale, it does not at this time have sufficient assets to support any substantial future development, manufacturing or marketing of these products without additional working capital. Due to the lack of assets and available funds, the Company&WP1-9;s audited financial statements contain a "going concern" disclosure which places into question the Company&WP1-9;s ability to continue without substantial increases in revenue or financing.

     On October 20, 1995, the Company completed the sale of a controlling interest in the Company to Mr. Philip R. Lacerte of Dallas, Texas. Mr. Lacerte is a principal owner and Executive Vice President of Lacerte Software Corporation, located in Dallas, Texas, a manufacturer of computer software for tax professionals. The terms of the purchase agreement provided that the Company issue to Mr. Lacerte, 13,827,500 shares of the Company&WP1-9;s restricted common stock, constituting 50.5% of the Company&WP1-9;s total issued and outstanding shares, in exchange for a cash payment of $110,000 and the extension of a line of credit for up to $250,000, to meet the Company&WP1-9;s current operational needs. Interest on the line of credit is eight percent (8%) per annum. During the fiscal year ended December 31, 1996, $190,363 of credit and interest was extended to the Company under the terms of the line of credit agreement, however, the entire amount was converted into 2,590,900 shares of the Company's common stock at a conversion value of $0.07 per share. Therefore, no amount was owed by the Company against the line of credit at December 31, 1996. The Company believes that the line of credit provided by Mr. Lacerte will be sufficient to meet its working capital requirements for the immediate future.

Liquidity and Capital Resources

     At December 31, 1996, the Company had total current assets of $180,117 and total current liabilities of $64,106, resulting in a working capital surplus of $116,011, as opposed to current assets of $56,082 and total current liabilities of $85,487 at December 31, 1995, resulting in a working capital deficit of $29,405.

     During 1996, the Company issued an additional 8,589,580 shares of its common stock for net proceeds of $479,165 from the sales of restricted shares and the exercise of outstanding options and warrants at an average of $0.06 per share. While during 1995, the Company raised a total of $312,269 in cash from the sale of private placement shares, ranging in price from $0.05 to $1.00 per share, plus an additional $110,000 received from Mr. Lacerte, for a total of $422,269 cash raised during 1995. In addition, the Company has a line of credit for up to $250,000 with Mr. Lacerte, which it may draw against for working capital needs. Most additional working capital received by the Company will be utilized to develop additional markets and expand sales of the Company&WP1-9;s products. Management believes that additional acquisitions of equipment or capital expenditures, to develop additional markets and expand sales, can be successfully financed by third parties. An increase in demand for the Company&WP1-9;s products would in turn require hiring a limited number of additional hourly employees to meet production requirements.

     The Company will continue to seek other sources of financing in addition to its existing arrangements with Mr. Lacerte. Due to the Company&WP1-9;s financial condition it does not anticipate receiving substantial, if any, debt financing.

Results of Operations

     The Company experienced a net loss of $193,142 during fiscal year 1996, down from a loss of $532,914 during fiscal year 1995. At December 31, 1996, the Company had an accumulated deficit of $1,536,314, in large part attributed to bad investments prior to the acquisitions of Dry Dairy and Lombardo&WP1-9;s Pastaria, plus the operating losses incurred by the Company during fiscal year 1995. The Company is attempting to increase the market base for its pasta products in the southwestern Florida area as well as continue its expansion efforts into the southern and eastern United States.

     During 1996, the Company announced that it had received a contract to manufacture and deliver 24,000 cases of vanilla flavored yogurt mix with an expected sales value of $570,000 to the U.S. Department of Defense. The product was blended, packaged and shipped from an off-site facility under a joint venture agreement with Custom Blending and Packaging located in Little Rock, Arkansas. The Company had estimated that it would net approximately $2.00 per case, or an aggregate of $48,000 on completion of the contract, after deducting costs of sales, and before deducting operating expenses.

     The Department of Defense later notified the Company that it desired to cancel the contract based on a "convenience" clause in the contract. The cancellation of the contract resulted in the recognition of $51,919 of additional revenue to the Company which has been accounted for in the accounts receivable of the Company's financial statements at December 31, 1996. As a result of the canceled contract with the Department of Defense, the Company's management elected to discontinue all yogurt operations and is now focusing on the pasta operations. The loss from discontinued operations for the years ended December 31, 1996 and 1995, respectively, includes sales of $116,131 and $36,306, as well as costs of $160,136 and $118,216, resulting in a net loss from discontinued operations of $44,005 and $81,912 for the years ended December 31, 1996 and 1995, respectively.


ITEM 7.  FINANCIAL STATEMENTS


     The financial statements of the Company are set forth immediately following the signature page to this form 10-KSB.



ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE


     The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.
       10

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth as of December 31, 1996, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

   Name               Age  Position                 Director or Officer Since
   ----               ---  --------                 -------------------------
Philip R. Lacerte      51  Chairman of the Board    October 1995
Robert L. Matzig       39  President & CEO          December 1995
Rosemarie Drygala      41  Secretary/Director &
                           V.P., Lombardo's         July 1995
Rainer M. Drygala      52  Director & President
                           Lombardo's               July 1995
M.S. "Chuck" Oberting  47  Director                 March 1955


Biographical Information

     Set forth below is certain biographical information for each of the Company's Officers and Directors:

     Philip R. Lacerte is Executive Vice President and a principal owner of Lacerte Software Corporation of Dallas, Texas, a manufacturer of computer software for tax professionals. The privately held company posted revenues of
$60,000,000 in its past fiscal year.   Mr. Lacerte also holds the position of
Chairman of the Board of publicly held Crystallex International, Inc., (trading symbol KRY: Vancouver Stock Exchange). In addition, Mr. Lacerte owns two privately held companies in California; Lexington Homes, a home builder, and Command Delivery, a trucking company. Mr. Lacerte graduated from Long Beach City College, Long Beach, California, and served four years in the U.S. Air Force.

     Rosemarie A. Drygala, a Certified Chef de Cuisine, is a 1975 graduate of Bauder College, Miami, Florida, with degrees in Merchandising and Interior Design. Mrs. Drygala has been a Chef-owner of Lombardo&WP1-9;s Pastaria,
Inc., located in Cape Coral, Florida, since 1984. From 1982 to 1984, she and her husband, Rainer M. Drygala, also a director of the Company, operated the Drygala Haus Restaurant in Bedford, New Hampshire. Prior to 1982 Mrs. Drygala was an employee in her family business, Lombardo&WP1-9;s Villaggio Italia, Deli and Bakery, in Cape Coral, Florida. Mrs. Drygala is the Chapter Secretary and a Board Member of the American Culinary Federation, and is a National Culinary Arts Competition medalist on three occasions.

     Rainer M. Drygala, a Certified Executive Chef, is a 1971 graduate of the University of New Hampshire. After serving in the U.S. Air Force from 1964 to 1968, Mr. Drygala began his professional career in New Hampshire as a Chef and General Manager with a division of the Howard Johnson chain of restaurants. He started the Drygala Haus Restaurant in 1972. Rosemarie Lombardo joined Mr. Drygala in 1982 and they continued to operate the restaurant until they sold it in 1984 and opened Lombardo&WP1-9;s Pastaria, Inc. in Cape Coral,
Florida.   Mr. Drygala is the National Sergeant-of-Arms and Chapter Chairman
of the Board of the American Culinary Federation.

     Robert L. Matzig graduated from Texas Christian University, Fort Worth, Texas, in 1979. Mr. Matzig began his professional career with Lacerte Software Corporation, the same company that Chairman of the Board Mr. Philip
R. Lacerte is a principal owner, in direct sales of software products. He worked for three years with Arthur Andersen & Co. managing a direct sales force selling software products to nationwide tax professionals. He held similar positions with Accountants Micro Systems, Inc. and SCS/Compute before joining Rosenthal Collins Group in 1993 to work with client development and marketing programs for commodity traders and managed accounts. Mr. Matzig joined the Company in September 1995, and was appointed to the vacated position of President and C.E.O. in December 1995.

     M. S. "Chuck" Oberting, has since 1985 been the Eastern United States sale manager for O.K. Foods, Inc., Fort Smith Arkansas, a major poultry producer. Prior to 1985, Mr. Oberting owned and operated his own restaurant and is a Certified Executive Chef.

     Each director of the Company serves for a term of one year and until his successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until his successor is elected at the annual meeting of the board of directors and is qualified.

Compliance with Section 16(a) of the Exchange Act

     The Company is not subject to the requirements of Section 16(a) of the Exchange Act.


                     ITEM 10.  EXECUTIVE COMPENSATION

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 1996, the end of the Company's last completed fiscal year):

SUMMARY COMPENSATION TABLE

                                                          Long Term
Compensation

----------------------

                     Annual Compensation                  Awards       Payouts
                                              Other      Restricted
Name and                                      Annual      Stock     Options
LTIP     All other
Principal Position Year     Salary  Bonus($) Compensation Awards   /SARs
Payout  Compensation
------------------ ----     ------  -------- ------------ ------   -------
------  ------------
William Thome       1996   $-0-       -0-       -0-         -0-      -0-
-0-       -0-
President & CEO     1995   $30,000    -0-    $12,700      $16,000    -0-
-0-       -0-
(through August     1994    -0-       -0-       -0-         -0-      -0-
-0-       -0-
1995)

Robert L. Matzig    1996   $60,000    -0-       -0-         -0-      -0-
-0-       -0-
President & CEO     1995   $13,197    -0-       -0-         -0-      -0-
-0-       -0-
(from September     1994    -0-       -0-       -0-         -0-      -0-
-0-       -0-
1995)


Employment Contracts and Termination of Employment and Changes in Control Arrangements

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named as a director, executive officer, promoter or control person above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company, except as noted below:

     Robert L. Matzig, President and Chief Executive Officer, has a twelve month employment agreement with the Company, beginning September 1, 1995, renewable annually by the Company's board of directors, wherein his initial salary is $60,000 per year and would continue for a period of three months if he is terminated by the Company without cause.

     Rosemarie A. Drygala is the Vice President of the Company&WP1-9;s
subsidiary, Lombardo&WP1-9;s Pastaria.   Mrs. Drygala has a five year
management contract with the Company with an annual salary of $30,000 per year. Her salary would continue for the duration of her contract if she is terminated by the Company without cause.

     Rainer M. Drygala is the President of the Company&WP1-9;s subsidiary, Lombardo&WP1-9;s Pastaria. Mr. Drygala has a five year management contract with the Company with an annual salary of $45,000 per year. His salary would continue for the duration of his contract if he is terminated by the Company without cause.

Board Compensation

     The Company's directors receive no compensation or cost reimbursement for attendance at board meetings.

Termination of Employment and Change of Control Arrangement

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.
       13

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 27, 1997, the name and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 35,295,688 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Security Ownership of Certain Beneficial Owners

Title
 of      Name and Address              Amount and Nature of     Percentage
Class    Beneficial Owner              Beneficial Ownership(1)   of Class
-----    ----------------              --------------------     ----------
Common   Philip R. Lacerte             D    16,718,400             47.36
         13155 Noel Road, Suite 2200
         Dallas, Texas  75240


Security Ownership of Management of the Company

Title
 of      Name and Position of          Amount and Nature of     Percentage
Class    Officer and/or Director       Beneficial Ownership(1)   of Class
-----    -----------------------       --------------------     ----------

Common   Philip R. Lacerte, Chairman         ---See Table Above---

Common   Rosemarie Drygala, Director
         & Sec./Officer Lombardo's (2) D        102,561              .29

Common   Ranier Drygala, Director and
         Officer Lombardo's (2)        D        102,561              .29

Common   M.S. "Chuck" Oberting,
         Director                      D           -                 -

Common   Robert L. Matzig, Pres. & CEO D        169,050              .48

         All Officers and Directors
          as a Group (5 person)        D     17,092,572            48.42


(1) Indirect and Direct ownership are referenced by an "I" or "D", respectively. All shares owned directly are owned beneficially and of record and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

(2) Rainer and Rosemarie Drygala are husband and wife and each may be deemed to be the indirect beneficial owner of shares held by the other although each explicitly disclaims beneficial ownership of the others.
       14

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Transactions with Management and Others.

     On October 20, 1995, the Company completed the sale of a controlling interest in the Company to Mr. Philip R. Lacerte of Dallas, Texas. The terms of the purchase agreement provided that the Company issue to Mr. Lacerte, 13,827,500 shares of the Company&WP1-9;s restricted common stock, constituting 50.5% of the Company&WP1-9;s total issued and outstanding shares, in exchange for a cash payment of $110,000 and the extension of a line of credit for up to $250,000, to meet the Company&WP1-9;s current operational needs. Interest on the line of credit is eight percent (8%) per annum.

     Other than the transaction described above, for the periods indicted, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

     Indebtedness of Management

     There were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

     Transactions with Promoters

     The Company was organized more than five years ago; hence transactions between the Company and its promoters or founders are not deemed to be material.
       15

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                         Page
-----------------                                                         ----
Independent Auditor's Report of Jones, Jensen & Company..................   17

Consolidated Balance Sheets as of December 31, 1996 and 1995.............   18

Consolidated Statements of Operations for the years ended
  December 31, 1996, 1995, and 1994......................................   19

Consolidated Statements of Stockholders' Equity for the years
 ended December 31, 1996, 1995, and 1994.................................   20

Consolidated Statements of Cash Flows for the years ended
 December 31, 1996, 1995, and 1994.......................................   21

Notes to Consolidated Financial Statements...............................   22


 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.


 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

         SEC
Exhibit  Reference
Number   Number     Title of Document                           Location
-------  ---------  -----------------                         ------------
  27       27       Financial Data Schedule                   This Filing


 (b) Reports on Form 8-K. There were no reports on Form 8-K filed with the Commission during the quarter ended December 31, 1996.
       16

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DRY DAIRY INTERNATIONAL, INC.


Date: March 31, 1997     By /S/ Philip R. Lacerte, Chairman


Date: March 31, 1997    By /S/ Robert L. Matzig, President and CEO


Date: March 31, 1997    By /S/ Rosemarie Drygala, Director


Date: March 31, 1997    By /S/ Rainer Drygala, Director


Date: March 31, 1997    By /S/ M.S. "Chuck" Oberting, Director
       17

[Jones, Jensen & Company Letterhead]

INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Dry Dairy International, Inc. and subsidiary
Ft. Myers, Florida

We have audited the accompanying consolidated balance sheets of Dry Diary International, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1996, 1995, and 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dry Dairy International, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of its operations and their cash flows for the years ended December 31, 1996, 1995, and 1994 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has limited operating capital which together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard t these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ JONES, JENSEN & COMPANY
February 6, 1997
       18

DRY DAIRY INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
                                                   December 31,

----------------------
                                                       1996        1995
                                                   ---------    ---------
CURRENT ASSETS:
 Cash                                             $    9,605   $   14,021
 Accounts receivable, net of allowance (Note 2)       73,448       17,959
 Inventory (Note 4)                                   88,110       11,259
 Deposits and other receivables                        8,954       12,843
                                                   ---------    ---------
 Total Current Assets                                180,117       56,082
                                                   ---------    ---------
PROPERTY, PLANT AND EQUIPMENT (Note 5)                98,246       72,101
                                                   ---------    ---------
     TOTAL ASSETS                                 $  278,363   $  128,183
                                                   =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                 $   27,137   $   41,404
 Notes payable - current portion (Note 7)             16,889       21,054
 Taxes payable                                         4,952          673
 Payable - related party (Note 10)                    15,128       22,356
                                                   ---------    ---------
 Total Current Liabilities                            64,106       85,487
                                                   ---------    ---------
LONG-TERM DEBT
 Notes payble (Note 7)                                 7,478       23,944
                                                   ---------    ---------
     TOTAL LIABILITIES                                71,584      109,431
                                                   ---------    ---------
STOCKHOLDERS' EQUITY:
 Stock authorized 50,000,000 shares at $0.001
  par value; 35,295,688 and 27,381,058 shares
  issued and outstanding, respectively                35,296       27,381
 Additional paid-in capital                        1,707,797    1,334,543
 Accumulated deficit                              (1,536,314)  (1,343,172)
                                                   ---------    ---------
     Total Stockholders' Equity                      206,779       18,752
                                                   ---------    ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  278,363   $  128,183
                                                   ---------    ---------





The accompanying notes are an integral part of these consolidated financial statements.

DRY DAIRY INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            For the Years
Ended December 31,

-------------------------------------------
                                                           1996
1995             1994
                                                      ------------
------------    ------------
REVENUES
 Sales                                                $    260,075   $
179,712    $       -
 Cost of Sales                                             188,368
201,217            -
                                                      ------------   -----------
-    ------------
     Gross Profit (Loss)                                    71,707
(21,505)           -
                                                      ------------
------------    ------------
EXPENSES:
 General and Administrative                                170,072
383,827            -
 Depreciation                                               35,622
33,989            -
                                                      ------------
------------    ------------
    Total Expenses                                         205,694
417,725            -
                                                      ------------
------------    ------------
(Loss) from Operations                                    (133,987)
(439,230)           -

OTHER INCOME (EXPENSES)
 Other income                                                3,939
192            -
 Interest expense                                          (17,989)
(9,496)           -
 Other expense                                              (1,100)
(2,468)           -
                                                      ------------
------------    ------------
     Total Other Income (Expenses)                         (15,150)
(11,772)           -
                                                      ------------
------------    ------------
LOSS FROM DISCONTINUED OPERATIONS                          (44,005)
(81,912)        (44,992)
                                                      ------------
------------    ------------
NET INCOME (LOSS)                                     $   (193,142)  $
(532,914)   $    (44,992)
                                                      ============
============    ============

NET INCOME (LOSS) PER SHARE                           $      (0.01)  $
(0.04)   $      (0.00)
                                                      ============
============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING                     30,173,791
14,502,496       9,081,659
                                                      ============
============    ============


















The accompanying notes are an integral part of these consolidated financial statements.

DRY DAIRY INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


Additional Accumulated
                                                          Common Stock
Paid-in    Development
                                                        Shares      Amount
Capital    Stage
                                                      ----------  ---------
---------  -----------
BALANCE, December 31, 1993                             8,892,465  $   8,892  $
756,099  $  (765,266)

Expenses paid on behalf of the Company by Shareholders      -
-          6,500        -

Common stock issued for cash at $0.10 per share          267,750
268      26,507        -

Common stock issued for 100% ownership of Dry Dairy
 International, Inc. on December 4, 1994                 100,000
100     (10,100)       -

Common stock issued for cash in private placement at
 $1.00 per share in December 1994                         27,000
27      26,973        -

Net loss for the year ended December 31, 1994               -
-           -        (44,992)
                                                      ----------  ---------
---------  ----------  Balance, December 31, 1994
9,287,215      9,287     805,979    (810,258)

Common stock issued for 100% of the issued and
 outstanding shares of Lombardo's Pastaria, Inc.         195,122
195     (20,731)       -

Common stock issued for cash in private placement
 at an average of $1.00 per share                         76,384
76      76,308        -

Common stock issued for services at $1.00 per share       16,000
16      15,984        -

Common stock issued for services at $0.135 per share     955,000
955     127,970        -

Common stock issued for cash and warrants at
 $0.10 per share                                       1,693,837
1,694     167,690        -

Common stock issued for cash and warrants at
 $0.05 per share                                       1,330,000
1,330      65,170        -

Common stock issued for cash of $110,000 and the
 extension of a line of credit for up to $250,000     13,827,500
13,828      96,173        -

Net loss for the year ended December 31, 1995               -
-           -        (44,992)
                                                      ----------  ---------
---------  ----------  Balance, December 31, 1995
27,381,058     27,381   1,334,543  (1,343,172)

Common stock returned from former president             (800,000)      (800)
(107,200)       -

Common stock issued for cash at $0.05 per share        5,000,000
5,000     245,000        -

Common stock issued for the exercise of warrants
 at $0.15 per share                                      148,680
149      22,153        -

Common stock issued for cash at $0.03 per share          550,000
550      15,950        -

Common stock issued for cash at $0.07 per share          300,000
300       8,700        -

Common stock issued for cash at $0.07 per share        2,590,900
2,591     178,772        -

Common stock issued for equipment at $0.08 per share     125,050
125       9,879        -

Net loss for the year ended
 December 31, 1996                                          -
-           -       (193,142)
                                                      ----------  ---------
---------  ----------  Balance, December 31, 1996
35,295,688 $   35,296  $1,707,797 $(1,536,314)
                                                      ==========  =========
=========  ==========

The accompanying notes are an integral part of these consolidated financial statements

DRY DAIRY INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            For the Years
Ended December 31,

-------------------------------------------
                                                           1996
1995             1994
                                                      ------------
------------    ------------
OPERATING ACTIVITIES:
 Net loss                                             $   (193,142)  $
(532,914)   $    (44,992)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Common stock issued for services                           -
144,925           6,500
   Cancellation of stock options                          (108,000)
-               -
   Depreciation                                             35,622
33,898            -
   (Increase) in accounts receivable                       (58,490)
(10,465)           -
   (Increase) in inventory                                 (76,851)
(6,307)           -
   (Increase) decrease in deposits and other
    receivables                                              3,889
(12,493)           -
   Increase (decrease) in accounts payable and
    other current payables                                  (9,988)
25,314           9,954
                                                      ------------
------------    ------------
NET CASH USED BY OPERATING ACTIVITIES                     (406,980)
(358,042)        (28,538)
                                                      ------------
------------    ------------
IN INVESTING ACTIVITIES:
   Purchase of property and equipment                      (48,762)
(50,988)           -
   Investment in subsidiary                                   -
268         (10,000)
                                                      ------------
------------    ------------
NET CASH USED BY INVESTING ACTIVITIES                      (48,762)
(50,720)        (10,000)

FINANCING ACTIVITIES:
   Repayment of notes payable                              (27,859)
(16,488)           -
   Issuance of common stock for cash                       479,165
422,269          53,775
                                                      ------------
------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  451,306
405,781          53,775
                                                      ------------
------------    ------------
INCREASE (DECREASE) IN CASH                                 (4,416)
(2,981)         15,237

CASH AT BEGINNING OF YEAR                                   14,021
17,002           1,765
                                                      ------------
----------    ------------
CASH AT END OF YEAR                                   $      9,605     $
14,021    $     17,002
                                                      ============
==========    ============

Supplemental Cash Flows Information:
  Cash paid for:
   Interest                                           $     17,990     $
9,496    $      -
   Taxes                                              $       -        $
-       $      -

NON CASH FINANCING ACTIVITIES:
  Expenses paid on behalf of the Company
   By Shareholders                                    $       -        $
-       $     6,500








The accompanying notes are an integral part of these consolidated financial statements.

DRY DAIRY INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996 and 1995

NOTE 1 - ORGANIZATION

The Company was incorporated under the laws of the state of Utah on March 6, 1987. The Company was incorporated for the purpose of providing a vehicle which could be used to raise capital and seek business opportunities believed to hold a potential for profit. The Company has decided to focus on specialty gourmet and low-fat pasta foods.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method:

The Company's financial statements are prepared using the accrual method of accounting. The Company has a calendar fiscal year end.

b. Cash and cash equivalents:

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

c. Loss per share:

The computations of gain or loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

d. Provision for taxes on income:

At December 31, 1996, the Company has net operating loss carry forwards totaling approximately $1,500,000 that may be offset against future taxable income through the year 2011. No tax benefit has been reported in the financial statements, as the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation account of the same amount.

e. Principles of consolidation:

The accompanying financial statements include the accounts of Dry Dairy International, Inc. and its wholly owned subsidiary Lombardo's Pastaria, Inc. All significant intercompany transactions have been eliminated.

f. Inventories:

Inventory are stated at the lower of cost of market.

g. Property and Equipment:

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

DRY DAIRY INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996 and 1995

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h. Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

i. Loss from Discontinue Operations:

The Company has discontinued all yogurt operations and is now focusing on the pasta operations. The loss from discontinued operations for the years ended December 31, 1996 and 1995, respectively, includes sales of $116,131 and $36,306 as well as costs of $160,136 and $118,216 resulting in a net loss from discontinued operations of $44,005 and $81,912 for the years ended December 31, 1996 and 1995 respectively.

j. Accounts Receivable:

Accounts receivable are shown net of allowance for doubtful accounts of $500 and $500 at December 31, 1996 and 1995.

k. Concentration of Risk:

The Company had a contract with the United States Government which was canceled for the convenience of the Government. This cancellation has resulted in the recognition of $51,919 of additional revenue which is reflected in accounts receivable and in the sales from discontinued operations at December 31, 1996.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has little cash and has experienced losses from inception. On October 20, 1995, the Company announced that it had completed the sale of a controlling interest in the Company to Phillip Lacerte of Dallas, Texas. The terms of the purchase agreement provided that the Company issued to Mr. Lacerte, 13,827,500 shares of the Company's restricted common stock, which constitute 50.5% of the Company's outstanding shares, in exchange for cash of $110,000 and the extension of a line of credit of up to $250,000 to meet the Company's current operating needs.

NOTE 4 - INVENTORIES

Inventories are comprised of the following at December 31, 1996:

  Raw Materials                       $16,157
  Packaging and other                  41,189
  Finished Goods                       30,764
                                      -------
  Total Inventory                     $88,110
                                      =======

DRY DAIRY INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996 and 1995

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 1996:

  Machinery and equipment             $ 167,045
  Vehicle                                27,715
  Furniture and fixtures                 27,100
  Leasehold improvements                 13,908
                                      ---------
                                        235,768
  Less accumulated depreciation        (137,522)
                                      ---------
  Property and equipment, net         $  98,246
                                      =========

NOTE 6 - LEASES

The Company has a five year lease on the 7,200 square foot facility where it produces its products, with two one-year options after that period. The lease requires the Company to maintain normal wear and tear maintenance on the premises. The Company will also pay for its pro-rated share of any and all increases in real estate taxes and building insurance.

Future minimum lease payments under this lease as of December 31, are:

  1997                                $ 46,692
  1998                                  48,206
  1999                                  49,732
  2000                                   8,331
  2001                                    -
                                      --------
  Total                               $152,961
                                      ========
       25
DRY DAIRY INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996 and 1996

NOTE 7 - NOTES PAYABLE

Long-term debt is comprised of the following at December 31, 1996:

Installment note payable to a financial institution,
collateralized by equipment, interest at 11.00%, monthly
payments of $1,500.43 including interest, final payment
due August 1997.                                                 $  11,505

Installment note payable to a financial institution,
collateralized by vehicle, interest at 10.75%, monthly
payments of $538 including interest; final payment due
February 1999.                                                      12,862
                                                                 ---------
     Total notes payable                                            24,367
     Less current maturities                                       (16,889)
                                                                 ---------
     Long-term debt                                              $   7,478
                                                                 =========

The scheduled maturities of long-term debt as of December 31, 1996 are as follows:

     1997                                                        $  16,889
     1998                                                            5,992
     1999                                                            1,486
                                                                 ---------
     Total long-term debt                                        $  24,367
                                                                 =========
NOTE 8 - STOCK TRANSACTIONS

On February 15, 1995 the Company acquired all of the issued and outstanding shares of common stock of Lombardo's Pastaria, Inc. (Lombardo's), a Florida corporation. The purchase price was 195,122 shares of the Company's common stock. Since its inception, Lombardo's has been involved in the development and marketing of food products. The purchase was recorded at the predecessor cost of the assets acquired which is approximately the same as the fair market value.

During the year ended December 31, 1995, the Company issued 3,023,837 shares for cash and warrnts at $0.05 and $0.10 per share for net proceeds of $235,884.

On July 14, 1995, the Company filed a Form S-8 with the Securities and Exchange Commission to register 3,000,000 shares of stock under a 1995 Nonqualified Stock Option Plan. On August 1, 1995, the Company issued 955,000 shares of common stock to members of the Board of Directors under these plans, the majority, 900,000 shares, going to the then President and Chairman of the Board, William J. Thome. Mr. Thome has subsequently resigned as President and Chairman of the Board.

On April 15, 1996, the Company canceled approximately 800,000 shares of stock which were returned to the Company by the former President.

DRY DAIRY INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996 and 1995

NOTE 8 - STOCK TRANSACTIONS (Continued)

On October 20, 1995, the Company announced that it has completed the sale of a controlling interest in the Company to Philip Lacerte of Dallas, TX. The terms of the purchase agreement, provided that the Company issue to Lacerte 13,827,500 shares of the Company's restricted, which shares constitute 50.5% of the Company's total issued and outstanding shares in exchange for a cash payment of $110,000 and the extension of a line of credit for up to $250,000, to meet the Company's current operating needs.

During the year ended 1996, the Company issued 8,589,580 shares for cash, options and warrants at an average price per share of $0.06, for net proceeds of $479,165.

In March 1996, the Company approved a stock option plan wherein 4,500,000 shares of common stock may be issue in accordance with the terms of the plan.

On November 13, 1996, the Company issued 125,050 shares of stock valued at $0.08 per share for the acquisition of equipment.

NOTE 10 - RELATED PARTY TRANSACTIONS

In addition to the shares issued to acquire Lombardo's, Company assumed a payable of the former shareholders of Lombardo's. The payable is unsecured, and is properly classified as a current liability. At December 31, 1996, the balance due to the shareholder was $15,128.

NOTE 11 - SUBSEQUENT EVENT

The Company has made the decision to enter into the specialty breads market. The Company has signed a letter of intent to purchase the specialty bread making equipment and the distribution rights of an existing specialty bready company. The Company expects the terms of the purchase to be finalized in the later part of the first quarter of 1997. In conjunction with this purchase, the Company has created two new subsidiaries; Tulip Bakery, Inc. and NGU Distribution, Inc.