Form 10QSB
period 1997-03-31
DRY DAIRY INTERNATIONAL INC
filed 1997-05-12
CIK 814070

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                    FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission file number:  33-14065-D

                           DRY DAIRY INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

              UTAH                                               87-0476117
-------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

  10105 AMBERWOOD ROAD, FT. MYERS, FL                                33913
----------------------------------------                           ----------
(Address of principal executive offices)                           (Zip
Code)

                                  (941) 768-3555
                ----------------------------------------------------
                (Registrant's telephone number, including area code)

                                  NOT APPLICABLE
------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report.)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 The number of shares outstanding of each of the issuer's classes of common stock, was 35,629,021 shares of common stock, par value $0.001, as of March 31, 1997.
PAGE

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

     The unaudited balance sheet of the Company as of March 31, 1997, and the related audited balance sheet of the Company as of December 31, 1996, and the related unaudited statements of operations, and cash flows for the three month periods ended March 31, 1997 and 1996, and the unaudited statement of stockholders' equity for the period from December 31, 1995 through March 31, 1997, are attached hereto and incorporated herein by this reference.

     Operating results for the quarter ended March 31, 1997, are not necessarily indicative of the results that can be expected for the year ending December 31, 1997.

PAGE

                           DRY DAIRY INTERNATIONAL, INC.
                            CONSOLIDATED BALANCE SHEETS

                                                  MARCH 31,       DECEMBER 31,
                                                     1997            1996
                                                 (Unaudited)       (Audited)
                                                ------------     ------------
                                      ASSETS
Current Assets:
    Cash.......................................   $    4,032       $
9,605       Accounts receivable, net of allowance.(Note 2)    73,661
73,448
    Inventory.(Note 4).........................       84,540
88,110       Deposits and other current assets.(Note 13)
78,349            8,954
                                                  ----------       ----------
         Total current assets..................      240,582          180,117
                                                  ----------       ----------
Property and Equipment, Net.(Note 5)...........       88,284           98,246
                                                  ----------       ----------
         Total Assets..........................   $  328,867       $  278,363
                                                  ==========       ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable ..........................   $   84,552       $   27,137
    Line of credit (Note 9)....................       70,268               -
    Notes payable - current.(Note 7)...........       12,809           16,889
    Taxes payable..............................        4,674            4,952
    Payable - related party (Note 10)..........       13,835           15,128
                                                  ----------       ----------
         Total current liabilities.............      186,138           64,106
                                                  ----------       ----------
    Notes payable - long term..................        5,616            7,478
                                                  ----------       ----------
         Total Liabilities.....................      191,754           71,584
                                                  ----------       ----------
Stockholders' Equity:
    Stock authorized 50,000,000 shares at
      $0.001 par value; 35,295,688 and
      35,629,021 shares issued and
      outstanding, respectively................       35,630           35,296
     Additional paid-in capital.................    1,732,463       1,707,797
     Accumulated deficit.......... .............   (1,630,980)     (1,536,314)
                                                   ----------      ----------
         Total Stockholders' Equity.............      137,113         206,779
                                                   ----------      ----------
         Total Liabilities and
          Stockholders' Equity..................   $  328,867      $  278,363
                                                   ==========      ==========

PAGE

                             DRY DAIRY INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENT OF OPERATIONS

                                                   FOR THE THREE MONTHS
                                                       ENDED MARCH
31,
1997            1996
(Unaudited)
(Unaudited)
-----------     -----------
Revenues:
     Sales.................................... $   60,654      $
69,110
     Cost of sales............................     54,154
46,002                                                      ----------
----------                 Gross profit........................
6,520          23,108
Operating Expenses:
     Selling, general, and administrative.....     90,425
86,582            Depreciation.............................
9,962           9,224
---------      ----------
          Total operating expenses............    100,387
95,806                                                      ----------
-----------
Net loss from operations......................    (93,867)       ( 72,698)

Other income (expenses):
    Interest..................................     (2,575)
(2,395)           Rental Income.............................
1,899               -
    Return of common stock....................          -               -
Other expenses................................       (123)           (356)
                                               ----------     -----------
          Total other income (expense)........       (799)         (2,751)
                                               ----------
-----------        Net Income (Loss)............................. $
(94,666)    $   (75,449)
                                               ==========     ===========
Net gain (loss) per share..................... $    (0.00)    $     (0.00)
                                               ==========     ===========

Weighted average number of
    shares outstanding........................ 35,295,688      30,173,791
                                               ==========      ==========
PAGE

                              DRY DAIRY INTERNATIONAL, INC.
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Additional Accumulated
                                                          Common Stock
Paid-in    Development
                                                        Shares      Amount
Capital    Stage
                                                      ----------  ---------
---------  -----------
                                                 ----------  ---------
---------  ----------  Balance, December 31, 1995
27,381,058     27,381   1,334,543  (1,343,172)

Common stock returned from former president             (800,000)      (800)
(107,200)       -

Common stock issued for cash at $0.05 per share        5,000,000
5,000     245,000        -

Common stock issued for the exercise of warrants
 at $0.15 per share                                      148,680
149      22,153        -

Common stock issued for cash at $0.03 per share          550,000
550      15,950        -

Common stock issued for cash at $0.03 per share          300,000
300       8,700        -

Common stock issued for cash at $0.07 per share        2,590,900
2,591     178,772        -

Common stock issued for equipment at $0.08 per share     125,050
125       9,879        -

Net loss for the year ended
 December 31, 1996                                          -
-           -       (193,142)
                                                      ----------  ---------
---------  ----------  Balance, December 31, 1996
35,295,688 $   35,296  $1,707,797 $(1,536,314)

Common Stock issued for cash at $0.075 per share         333,333
334      24,666        -

Net loss for the three month period ended
 March 31, 1997                                             -
-           -        (94,666)
                                                      ----------  ---------
---------  ----------
                                                      35,629,021 $   35,603
$1,732,463 $(1,630,576)
                                                      ==========  =========
=========  ==========

PAGE

                                DRY DAIRY INTERNATIONAL, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          FOR THE THREE MONTHS
                                                             ENDED MARCH 31,
                                                         1997
1996
                                                      (Unaudited)
(Unaudited)
                                                      -----------
-----------
Operating Activities:
Net gain (loss)...............................        $   (94,666)     $
(75,449)
Adjustments to reconcile net gain (loss) to
 net cash provided by operating activities:
  Depreciation................................              9,962
9,224
  (Increase) decrease in accounts receivable..               (213)
(2,350)
  (Increase) decrease in inventory............              3,570
(2,978)
  (Increase) decrease in other current assets.            (69,395)
1,834
  Increase (decrease) in accounts payable.....             56,123
(5,027)
  Increase (decrease) in accrued taxes........               (278)
215
                                                       ----------
---------
     Net cash used by operating activities....            (94,897)
(74,531)
                                                       ----------
---------
Investing Activities:
 Purchase of property and equipment...........               -
(9,511)
                                                       ----------
---------
     Net cash used by investing activities....               -
(9,511)
                                                       ----------
---------
Financing Activities:
 Repayment of notes payable...................             (5,944)
(5,384)
 Increase (decrease) in Loan from shareholder.             70,268
90,685
 Issuance of common stock for cash............             25,000
-
                                                       ----------
---------
     Net cash provided by financing activities             89,324
85,301
                                                       ----------
---------
(Decrease) Increase in Cash...................             (5,573)
1,259

Cash at beginning of period...................              9,605
14,021
                                                       ----------
---------
Cash at end of period.........................         $    4,032        $
15,280
                                                       ==========
=========
Supplemental cash flows information:
Cash paid for:
 Interest.....................................         $    2,580        $
2,398
 Taxes........................................         $     -           $
-

PAGE

                            DRY DAIRY INTERNATIONAL, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 1997 AND DECEMBER 31, 1996

NOTE 1 - ORGANIZATION

Dry Dairy International, Inc. (The Company) was incorporated under the laws of the state of Utah on March 6, 1987. The Company was organized for the purpose of providing a vehicle which could be used to raise capital and seek business opportunities believed to hold a potential for profit. The Company has decided to focus on specialty gourmet foods.

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

Inventories:  Inventory are stated at the lower of cost or market.

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

Provision for taxes on income: At December 31, 1996, the Company had net operating loss carry forwards totaling approximately $1,500,000 that may be offset against future taxable income through the year 2011. No tax benefit has been reported in the financial statements, as the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation account of the same amount.

Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss from Discontinued Operations: The Company has discontinued all yogurt operations and is now focusing on the pasta operations. The loss from discontinued operations for the year ended December 31, 1996, including sales of $116,131 as well as costs of $160,136 resulting in a net loss from discontinued operations of $44,005 for the year ended December 31, 1996.

Accounts Receivable: Accounts receivable are shown net of the allowance for doubtful accounts of $500 and $500 at March 31, 1997 and December 31, 1996.

Concentrations of Risk: The Company had a contract with the United States Government which was canceled for the convenience of the Government. This cancellation has resulted in the recognition of $51,919 of additional revenue which is reflected in accounts receivable and in the sales from discontinued operations at December 31, 1996.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has little cash and has experienced losses from inception. On October 20, 1995, the Company announced that it had completed the sale of a controlling interest in the Company to Phillip Lacerte of Dallas, Texas. The terms of the purchase agreement provided that the Company issue to Lacerte 13,827,500 shares of the Company's restricted common stock, which constitute 50.5% of the Company's outstanding shares, in exchange for cash of $110,000 and the extension of a line of credit for up to $250,000 to meet the Company's current operating needs.

NOTE 4 - INVENTORIES

Inventories are comprised of the following at March 31, 1997 and December 31, 1996 respectively:

          Raw materials                       $14,713           $16,157
          Packaging & other                    56,556            41,189
          Finished goods                       13,271            30,764
                                                -------           -------
                                                $84,540           $88,110
                                                =======           =======

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 1997 and December 31, 1996 respectively:

          Machinery and equipment           $ 167,045         $ 167,045
          Vehicle                              27,715            27,715
          Furniture and fixtures               27,100            27,100
          Leasehold improvements               13,908            13,908
                                              ---------         ---------
                                                235,768           235,768
            Less accumulated depreciation      (147,485)         (137,522)
                                              ---------         ---------
            Property and equipment, net       $  88,283         $  98,246
                                              =========         =========
PAGE

NOTE 6 - LEASES

The Company has a five year lease on the 7,200 square foot facility where it produces its products, with two one-year options after that period. The lease requires the Company to maintain normal wear and tear maintenance on the premises. The Company will also pay for its pro-rated share of any and all increases in real estate taxes and building insurance.

Future minimum lease payments under this lease as of March 31, 1997 and December 31, 1996 respectively are:

     1997                                $ 35,019         $ 46,692
     1998                                  48,206           48,206
     1999                                  49,732           49,732
     2000                                   8,331            8,331
                                          --------         --------
                                          $141,288         $152,961
                                          ========         ========

NOTE 7 - NOTES PAYABLE

Long-term debt is comprised of the following:

                                          March 31, 1997     December 31, 1996
                                          --------------     -----------------
Installment note payable to a financial
 institution, collateralized by
 equipment, interest at 11.00%, monthly
 payments of $1,500.43 including interest,
 final payment due August 1997                  $ 7,279            $ 11,505

Installment note payable to a financial
 institution, collateralized by vehicle,
 interest at 10.75%, monthly payments of
 $538 including interest, final payment
 due February 1999                              $11,146            $ 12,862
                                                -------            --------
     Total notes payable                       $18,425            $ 24,367
     Less current maturities                    12,809              16,889
                                                -------            --------
      Total Long-term debt                      $ 5,616            $  7,478
                                                =======            ========

The scheduled maturities of long-term debt at March 31, 1997 and December 31, 1996 are as follows:

     1997                                      $10,947            $16,889
     1998                                        5,992              5,992
     1999                                        1,486              1,486
                                                -------            -------
     Total long-term debt                      $18,425            $24,367
                                                =======            =======
NOTE 8 - STOCK TRANSACTIONS

On March 15,1997 the Company issued 333,333 shares of stock valued at $0.075 per share for cash.

NOTE 9 - LINE OF CREDIT - RELATED PARTY

A shareholder of the Company has agreed to provide a line of credit to the Company of up to $250,000 for the purpose of purchasing raw material inventory and the direct costs related thereto. The line of credit bears interest a 8% per annum on the average monthly balance. The balance owed on the line of credit is $70,268 at March 31, 1997 and $-0- at December 31, 1996.

NOTE 10 - RELATED PARTY TRANSACTIONS

In addition to the shares issued to acquire Lombardo's the Company assumed a payable to the former shareholders of Lombardo's. The payable is unsecured, and is properly classified as a current liability. At March 31, 1997 and December 31, 1996 respectively the balance due to the shareholders was $13,835 and $15,128.

NOTE 11 - SUBSEQUENT EVENT

The Company has made the decision to enter into the specialty breads market. The Company has signed an intent to purchase the specialty bread making equipment and the distribution rights of an existing specialty bread making company. The Company expects the terms of the purchase to be finalized in the first half of 1997. In conjunction with this purchase, the Company has created two new subsidiaries: Tulip Bakery, Inc. and NGU Distribution, Inc.
PAGE

NOTE 12 - STOCK OPTION PLANS

The Company has granted stock options pursuant to the various stock options plans referred to in the table below:


                                  1995                        1996
                       -------------------------   ---------------------------
                       Non-Qualified Incentive     Non-Qualified  Incentive
                       Stock Option  Stock Option  Stock Option   Stock Option
                       Plan          Plan          Plan           Plan
                       ------------- ------------  -------------  ------------
Outstanding, December
31, 1994                     -              -              -              -

Options Authorized      1,500,000      1,500,000           -              -

Options Issued During
Fiscal Year 1995          955,000           -              -              -
                        ---------      ---------      ---------      ---------
Unissued at December
31, 1995                  545,000      1,500,000           -              -

Options Canceled
April 1996               (800,000)          -              -              -

Options Issued April
1996 net of non-
performance
cancellations             560,000           -         2,500,000      5,050,000

Options Exercised
July, August and
September 1996               (250,000)          -              -
-

Options Exercised
October through
December, 1996           (300,000)          -              -              -
                        ---------     ----------      ---------      ---------
Unissued at March 31,
 1997                     785,000      1,500,000           -              -
                        =========      =========      =========      =========


NOTE 13 - DEPOSITS

The company incurred expenses in regard to the purchase of certain assets and distribution routes of the Florida based Tulip Pita Bread Center. The purchase will be completed in the second quarter of 1997.

                                      March 31, 1997        December 31, 1996
                                      --------------        -----------------
Rent Deposit                            $  7,291              $  7,291
Florida Power & Light Deposit              1,420                 1,420
Deposit on purchase of sealing machine       242                   242
Deposit on Pita Bread Equipment           69,395                  -
                                        --------              --------
                                        $ 78,349              $  8,953
                                        ========              ========

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Plan of Operation

     The Company develops, manufactures, and markets specialty pasta products to gourmet restaurants and wholesale food service distributors. Although the Company is producing product for sale, it does not at this time have substantial assets to support significant future development, manufacturing, and marketing of these products without additional working capital. Due to the lack of assets and working capital, the Company financial statements contain a "going concern" modification that places into question the Company's ability to continue without substantial increases in revenue or additional equity capital.

     In October 1995, the Company completed the sale of a controlling interest in the Company to Mr. Phil Lacerte of Dallas, Texas. Mr. Lacerte is a principal owner and executive vice president of Lacerte Software Corporation, Dallas, Texas, a manufacturer of computer software for tax professionals. The terms of the purchase agreement provided that the Company issue to Mr. Lacerte 13,827,500 shares of the Company's restricted common stock, constituting 50.5% of the Company's total issued and outstanding shares, in exchange for a cash payment of $110,000 and the extension of a line of credit for up to $250,000, to meet the Company's current operational needs. Interest on the line of credit is eight percent (8%) per annum. A total of $70,268, including accrued interest, has been advanced to the Company against this line of credit as of March 31, 1997.

     The Company is attempting to increase the market base for its pasta products in the southwestern Florida area, as well as continue its expansion efforts into the southern and eastern United States.

     The Company has plans to enter the specialty bread business with its purchase of certain assets and distribution routes of the Florida based Tulip Pita Bread Center. This purchase should be completed in the second quarter of 1997. (Also see Note 13)

     The Company has received its initial purchase order on its new 98% Fat Free microwavable pasta "Ultimate Dinners for Two". The order was from BJ's Wholesale Club and was sold by U.S. Marketing, a national sales-marketing organization with business contacts with major food retail outlets throughout the United States. The Company's Fat Free "Ultimate Dinners for Two" program consists of five different dinners, including: Cheese Ravioli, Seafood Ravioli, Vegetable Ravioli, Seafood Jumbo Shells, and Cheese Jumbo Shells.

Liquidity and Capital Resources

     At March 31, 1997, the Company had current assets of $240,583, and current liabilities of $186,138, resulting in working capital of $54,445.

During the first quarter of 1997, the Company increased the borrowing against its line of credit, including interest, by $70,268. interest. The company also received $25,000 from the issue of 333,000 shares of its' common stock. PAGE

     Although management anticipates improvement in revenue during the remainder of the year, the Company will continue to rely on both debt and equity financing of the Company's operations. The Company is hopeful that the extension of the line of credit with Mr. Lacerte, will allow the Company to increase marketing efforts, thus resulting in increased sales revenues.

     The Company will continue to seek other sources of financing in addition to its existing arrangements. However, due to the Company's overall financial condition, the Company does not anticipate substantial, if any, additional debt financing.

Results of Operations

     In the first quarter of 1997, the Company recorded sales of $60,653, compared to sales of $69,110 for the same prior year period, a decrease of 12%.

     The Company continues to show reductions of its operating expenses during the first quarter of 1997. The operating expenses currently being incurred are focused primarily on sales and marketing efforts and programs in an attempt to attract new buyers for the Company's food service products and its new 98% Fat Free microwavable "Ultimate Dinners for Two" program.


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


PAGE

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



Dated:  May 7, 1997
                                         /S/ Robert L. Matzig, President