Form 10QSB
period 1997-06-30
DRY DAIRY INTERNATIONAL INC
filed 1997-08-08
CIK 814070

1


                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                    FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of common stock, was 43,195,688 shares of common stock, par value $0.001, as of June 30, 1997.

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

     The unaudited balance sheet of the Company as of June 30, 1997, and the related audited balance sheet of the Company as of December 31, 1996, and the related unaudited statements of operations, and cash flows for the three month and the six month periods ended June 30, 1996 and 1997, and the unaudited statement of stockholders' equity for the period from December 31, 1995 through June 30, 1997, are attached hereto and incorporated herein by this reference.

     Operating results for the six months ended June 30, 1997, are not necessarily indicative of the results that can be expected for the year ending December 31, 1997.

                  DRY DAIRY INTERNATIONAL, INC.
                   CONSOLIDATED BALANCE SHEETS

                                                   JUNE 30,       DECEMBER 31,
                                                      1997            1996
                                                  (Unaudited)       (Audited)
                                                 ------------     ------------
                                      ASSETS
Current Assets:
  Cash                                           $   21,702       $    9,605
  Accounts receivable, net of allowance (Note 2)    162,494           73,448
  Inventory (Note 4)                                113,596           88,110
  Deposits and other current assets(Note 13)         11,434            8,954
                                                 ----------       ----------
     Total current assets                           309,226          180,117
                                                 ----------       ----------
Property and Equipment, Net (Note 5)                660,845           98,246
                                                 ----------       ----------
     Total Assets                                $  970,071       $  278,363
                                                 ==========       ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                               $   81,781       $   27,137
  Notes payable - current (Note 7)                   38,620           16,889
  Taxes payable                                       4,949            4,952
  Payable - related party (Note 10)                  12,049           15,128
                                                 ----------       ----------
     Total current liabilities                      137,399           64,106
                                                 ----------       ----------
  Notes payable - long term                         114,138            7,478
  Line of credit (Note 9)                           107,151             -
                                                 ----------       ----------
     Total Liabilities                              358,688           71,584
                                                 ----------       ----------
Stockholders' Equity:
  Stock authorized 50,000,000 shares at
      $0.001 par value; 43,195,688 and
      35,629,021 shares issued and
      outstanding, respectively                      43,197           35,296
  Additional paid-in capital                      2,379,896        1,707,797
  Accumulated deficit                            (1,811,710)      (1,536,314)
                                                 ----------       ----------
     Total Stockholders' Equity                     611,383          206,779
                                                 ----------       ----------
     Total Liabilities and
      Stockholders' Equity                       $  970,071       $  278,363
                                                 ==========       ==========

                  DRY DAIRY INTERNATIONAL, INC.
               CONSOLIDATED STATEMENT OF OPERATIONS

                         FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                         ENDED JUNE 30,                ENDED JUNE 30,

                                        1997          1996           1997            1996

                                    (Unaudited)   (Unaudited)    (Unaudited)     (Unaudited)
                                    -----------   -----------    ------------   ------------
Revenues:
 Sales                              $ 436,538     $  123,167     $  497,192      $  192,277
 Cost of sales                        333,200        102,758        387,334         148,760
                                    ---------     ----------     ----------      ----------
   Gross profit                       103,338         20,409        109,858          43,517

Operating Expenses:
 Selling, general,
  administrative                      268,650        105,891        359,074       192,474
 Depreciation                           9,164          9,828         19,127        19,051
                                    ---------      ---------     ----------       ---------
   Total operating expenses           277,814        115,719        378,201         211,525
                                    ---------      ---------     ----------       ---------
Net loss from operations             (174,476)      ( 95,310)     ( 268,343)      ( 168,008)

Other income (expenses):
 Interest                            (  5,719)      (  4,945)     (   8,296)      (   7,336)
 Rental Income                           -              -             1,900            -
 Return of common stock                  -           108,000           -            108,000
Other expenses                       (    535)      (    533)     (     657)      (     893)
                                    ---------      ---------     ----------       ---------
   Total other income (expense)      (  6,254)       102,522      (   7,053)         99,771
                                    ---------      ---------     ----------       ---------

Net Income (Loss)                   $(180,730)     $   7,212     $( 275,396)      $( 68,237)
                                    =========      =========     ==========       =========
Net gain (loss) per share           $   (0.00)     $   (0.00)    $    (0.00)      $   (0.00)
                                    =========      =========     ==========       =========

Weighted average number of shares
 outstanding                       39,079,022     29,963,618     39,245,688      28,672,505
                                   ==========     ==========     ==========      ==========

5
                  DRY DIARY INTERNATIONAL, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                Additional
                                       Common Stock             Paid-in        Accumulated
                                    Shares     Par Value        Capital        Deficit
                                  ----------   ---------        ----------     -----------

Balances,
December 31, 1995                 27,381,058     $27,381         $1,334,543          -

Common stock returned from
 former Company President           (800,000)       (800)          (107,200)         -

Common stock issued for cash
 at $0.05 per share                5,000,000       5,000            245,000          -

Common stock issued for
 exercise of warrants at
 $0.15 per share                     148,680         149             22,153          -

Common stock issued for
  exercise of option at
  $0.03 per share                    250,000         250              7,250          -

Common stock issued for
  exercise of option at
  $0.03 per share                    300,000         300              8,700          -

Common stock issued for
equipment purchase                   125,050         125              9,879          -

Common stock issued for
debt at $0.03 per share              300,000         300              8,700          -

Common stock issued for
debt at $0.07 per share            2,590,900       2,591            178,772          -

Net loss for the year
ended December 31, 1996                 -           -                  -         (193,142)
                                  ----------     -------         ----------   -----------
Balances
 December 31, 1996                35,295,688      35,296          1,707,797    (1,536,314)

Common stock issued for cash
at $0.075 per share                  333,333         334             24,666          -

Common stock issued for
Equipment at $0.100 per share      2,800,000        2800            277,200          -

Common stock issued for cash
at $0.075 per share                3,466,667       3,467            256,533          -

Common stock issued for cash
at $0.100 per share                1,000,000       1,000             99,000          -

Common stock issued for cash
at $0.050 per share                  300,000         300             14,700          -

Net loss for the six month
period ended June 30, 1997              -           -                  -         (275,396)
                                  ----------    --------         ----------   -----------
Balances June 30, 1997            43,195,688    $ 43,197         $2,379,896   $(1,831,710)
                                  ==========    ========         ==========   ===========

6
                  DRY DAIRY INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                             ENDED JUNE 30                    ENDED JUNE 30
                                         1997              1996           1997            1996
                                     (Unaudited)       (Unaudited)    (Unaudited)     (Unaudited)
                                     -----------       -----------    -----------     -----------
Operating Activities:
 Net gain (loss)                     $  (180,730)      $     7,212    $  (275,396)    $  (68,237)
 Adjustments to reconcile net gain
 (loss) to net cash provided
 by operating activities:
  Depreciation                             9,164             9,828         19,127         19,051
  Return of Stock                           -             (108,000)          -          (108,000)
  (Increase) decrease in accounts
    receivable                           (88,833)           (8,175)       (89,046)       (10,525)
  (Increase) decrease in inventory       (29,056)          (52,445)       (25,486)       (55,423)
  (Increase) decrease in other
    current assets                        66,915            (6,560)        (2,480)        (4,726)
  Increase (decrease) in accounts
    payable                              105,443            (3,236)       161,565         (6,428)
  Increase (decrease) in accrued taxes       275             2,595             (3)         2,811
                                     -----------       -----------    -----------     ----------
Net cash used by operating activities   (116,822)         (158,781)      (211,719)      (233,312)
                                     -----------       -----------    -----------     ----------
Investing Activities:
 Purchase of property and equipment     (581,725)           (7,691)      (581,726)       (17,202)
                                     -----------       -----------    -----------     ----------
Net cash used by investing
  activities                            (581,725)           (7,691)      (581,726)       (17,202)
                                     -----------       -----------    -----------     ----------
Financing Activities:
 Increase in notes payable                24,334            (7,203)        18,391        (12,587)
 Increase (decrease) in Loan from
  shareholder                             36,883            73,019        107,151        163,704
 Issuance of common stock                655,000           272,302        680,000        272,302
                                     -----------       -----------    -----------     ----------
Net cash provided by financing
  activities                             716,217           338,118        805,542        423,419
                                     -----------       -----------    -----------     ----------
(Decrease) Increase in Cash               17,670           171,646         12,097        172,905

Cash at beginning of period                4,032            15,280          9,605         14,021
                                     -----------       -----------    -----------     ----------
Cash at end of period                $    21,702       $   186,926    $    21,702     $  186,926
                                     ===========       ===========    ===========     ==========

Supplemental cash flows information:
Cash paid for:
 Interest                               $  5,719       $     4,945    $     8,295     $    7,343
 Taxes                                  $   -          $      -       $      -        $     -

/TABLE

7
                  DRY DAIRY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               JUNE 30, 1997 AND DECEMBER 31, 1996

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

Principles of consolidation: The accompanying financial statements include the accounts of Dry Dairy International, Inc. and its wholly owned subsidiaries Lombardo's Pastaria, Inc., Tulip Bakery, Inc. and NGU Distribution, Inc. All significant intercompany transactions have been eliminated.

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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

8

Loss from Discontinued Operations: The Company has discontinued all yogurt operations and is now focusing on the pasta and bakery operations. The loss from discontinued operations for the year ended December 31, 1996, including sales of $116,131 as well as costs of $160,136 resulting in a net loss from discontinued operations of $44,005 for the year ended December 31, 1996.


Accounts Receivable: Accounts receivable are shown net of the allowance for doubtful accounts of $500 and $500 at June 30, 1997 and December 31, 1996.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has little cash and has experienced losses from inception. On October 20, 1995, the Company announced that it had completed the sale of a controlling interest in the Company to Philip Lacerte of Dallas, Texas. The terms of the purchase agreement provided that the Company issue to Lacerte 13,827,500 shares of the Company's restricted common stock, which constitute 50.5% of the Company's outstanding shares, in exchange for cash of $110,000 and the extension of a line of credit for up to $250,000 to meet the Company's current operating needs.

NOTE 4 - INVENTORIES

Inventories are comprised of the following at June 30, 1997 and December 31, 1996 respectively:

Raw materials                 $ 22,014      $ 16,157
Packaging & other               28,250        41,189
Work in Process                  4,965          -
Finished goods                  58,366        30,764
                              --------      --------
                              $113,595      $ 88,110
                              ========      ========

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 1997 and December 31, 1996 respectively:

Machinery and equipment       $748,770      $167,045
Vehicle                         27,715        27,715
Furniture and fixtures          27,100        27,100
Leasehold improvements          13,908        13,908
                              --------      --------
                               817,493       235,768
                              (156,649)     (137,522)
                              --------      --------
                              $660,844      $ 98,246
                              ========      ========

NOTE 6 - LEASES

The Company has a five year lease on the 7,200 square foot facility where it produces its products, with two one-year options after that period. The lease requires the Company to maintain normal wear and tear maintenance on the
9

premises. The Company will also pay for its pro-rated share of any and all increases in real estate taxes and building insurance.

Future minimum lease payments under this lease as of June 30, 1997 and December 31, 1996 respectively are:

          1997                      $ 23,346      $ 46,692
      1998                        48,206        48,206
      1999                        49,732        49,732
      2000                         8,331         8,331
                                --------      --------
                                $129,615      $152,961
                                ========      ========

NOTE 7 - NOTES PAYABLE

Long-term debt is comprised of the following at June 30, 1997 and December 31, 1996, respectively:

                                          June 30, 1997     December 31, 1996
                                          --------------     -----------------
Installment note payable to a financial
 institution, collateralized by
 equipment, interest at 11.00%, monthly
 payments of $1,500.43 including interest,
 final payment due August 1997                  $ 3,000            $ 11,505

Installment note payable to a financial
 institution, collateralized by vehicle,
 interest at 10.75%, monthly payments of
 $538 including interest, final payment
 due February 1999                              $ 9,759            $ 12,862

Installment note payable to a financial
 institution, collateralized by bakery
 equipment, interest at 10.50%, six month
 demand note due September 15, 1997             $30,000                -
                                                -------            --------
     Total notes payable                       $42,759            $ 24,367
     Less current maturities                    35,281              16,889
                                                -------            --------
      Total Long-term debt                      $ 7,478            $  7,478
                                                =======            ========

The scheduled maturities of long-term debt at June 30, 1997 and December 31, 1996 are as follows:

     1997                                      $35,281            $16,889
     1998                                        5,992              5,992
     1999                                        1,486              1,486
                                                -------            -------
     Total long-term debt                      $42,759            $24,367
                                                =======            =======

NOTE 8 - STOCK TRANSACTIONS

On March 15,1997 the Company issued 333,333 shares of stock valued at $0.075 per share for cash.

In April of 1997 the company sold 3,466,667 shares of stock at $.075 per share to complete a transaction begun in the 1st quarter of 1997. The total amount of shares sold in the transaction was 3,800,000 shares. The proceeds were used to fund the costs incurred in the asset purchase of Tulip Bakery equipment.

In April of 1997 the Company paid 2,800,000 shares of its restricted common stock to the Owners of Tulip Pita Bread Center II for the purchase of certain assets of the company (see note 13).

In May of 1997 the company sold 1,000,000 shares of stock for $.10 per share. The proceeds were used to fund operations.

In May of 1997 the company sold 300,000 shares at $.05 for cash to fund operations.

NOTE 9 - LINE OF CREDIT - RELATED PARTY

A shareholder of the Company has agreed to provide a line of credit to the Company of up to $250,000 for the purpose of purchasing raw material inventory and the direct costs related thereto. The line of credit bears interest a 8% per annum on the average monthly balance. The balance owed on the line of credit is $107,151 at June 30, 1997 and $-0- at December 31, 1996.

NOTE 10 - RELATED PARTY TRANSACTIONS

In addition to the shares issued to acquire Lombardo's the Company assumed a payable to the former shareholders of Lombardo's. The payable is unsecured, and is properly classified as a current liability. At June 30, 1997 and December 31, 1996 respectively the balance due to the shareholders was $12,049 and $15,128.

NOTE 11 - STOCK OPTION PLANS

The Company has granted stock options pursuant to the various stock options plans referred to in the table below:

                                1995                         1996
                     -------------------------     -------------------------
                     Non-Qualified  Incentive      Non-Qualified  Incentive
                     Stock Option   Stock Option   Stock Option   Stock Option
                       Plan           Plan           Plan           Plan
                     -------------  ------------   -------------  ------------
Outstanding, December
31, 1994                     -              -              -              -

Options Authorized      1,500,000      1,500,000           -              -
Options Issued During
Fiscal Year 1995          955,000           -              -              -
                        ---------      ---------      ---------      ---------
Unissued at December
31, 1995                  545,000      1,500,000           -              -

Options Canceled
April 1996            (800,000)          -              -              -

Options Issued April
1996 net of non
performance
cancellations             560,000           -         2,500,000      5,050,000

Options Exercised
July, August and
September 1996             (250,000)           -            -             -

Options Exercised
October through
December, 1996           (300,000)          -               -             -
                        ---------      ---------      ---------      ---------
Unissued at June
 30, 1997                 785,000      1,500,000            -             -
                        =========      =========      =========      =========
12

NOTE 12 - DEPOSITS

The company incurred expenses in regard to the purchase of certain assets and distribution routes of the Florida based Tulip Pita Bread Center. The purchase will be completed in the second quarter of 1997.

                                    June 30, 1997          December 31, 1996
                                    -------------          -----------------

Rent Deposit                        $       7,291          $           7,291
Florida Power & Light Deposit               1,420                      1,420
Deposit on purchase of
 sealing machine                              242                        242
                                    -------------          -----------------
                                    $      78,349          $           8,953
                                    =============          =================

12

NOTE 13 - ASSET PURCHASE

In April of 1997, the Company closed an asset purchase transaction with privately held Tulip Pita Bread Center II to purchase a production line for the manufacturing of pita bread and sweet bread loaves. The equipment is located in Ft. Myers, FL. In addition, the Company has purchased the distribution rights and assumed control of the direct store distribution system in place for "Tulip" bakery products. The Company has created two new subsidiaries, Tulip Bakery, Inc. to produce fresh baked goods for distribution and NGU Distribution, Inc. to manage the distribution of Tulip Bakery products.

The agreement to purchase the equipment line calls for the Company to pay $165,000 and 1,600,000 shares of it's restricted common stock to the owners of the equipment line. In a separate purchase agreement, "Tulip's" distribution rights and delivery system were purchased for 1,200,000 restricted shares. In addition, the Company will assume up to $45,000 of existing Tulip debt.

Currently, the Tulip products are distributed via direct store delivery to approximately 300 supermarkets in Florida with plans to expand into Georgia in 1997.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Plan of Operation

     The Company is in the specialty food manufacturing and distribution business in the East and Southeast United States. The Company develops, manufactures and markets a line of specialty frozen pasta items and fresh baked pita and specialty bread items. In addition, the Company distributes fresh baked goods in the Southeastern United States.

     Although the Company is producing product for sale, it does not at this time have substantial assets to support future development, manufacturing and marketing of these products without additional working capital. Due to the lack of assets and working capital, the Company's financial statements contain a "going concern" modification that places into question the Company's ability to continue without substantial increases in revenue or additional equity capital.

     The Company has entered the specialty bread business as a manufacturer and distributor with its purchase of certain assets and distribution routes of the Florida based Tulip Pita Bread Center II. (See note 13 to the financial statements.) The purchase has significantly increased second quarter sales over prior periods for the Company.

Liquidity and Capital Resources

     At June 30, 1997, the Company had current assets of $309,226, and current liabilities of $137,399, resulting in working capital of $171,827. During the first second of 1997, the Company increased the borrowing against its line of credit, including interest, by $36,883. The company also received $375,000 from the issuance of 4,766,667 shares of its common stock.

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

Results of Operations

     During the three months ended June 30, 1997, the Company recorded sales of $436,538, compared to sales of $123,167 for the same three month period ended June 30, 1996. For the six months ended June 30, 1997, the Company had sales of $497,192, compared to $192,277 for the same six month period ended June 30, 1996. The increases in sales are in large part due to the expansion of the Company's business into the pita bread and sweet bread bakery business. Despite the increases in sales during the period, the Company had increased operating expenses, $277,814 for the three month period and $378,201 for the the six month period ended June 30, 1997, a majority of which was associated with the Company's expansion into the bakery products line and expenses currently being incurred on sales and marketing efforts and programs in an attempt to attract new buyers for the Company's products.

14

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

                    ITEM 5.  OTHER INFORMATION

     None.

                 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

EXHIBIT
  NO.           DESCRIPTION
-------         -----------
  27            Financial Data Schedule

(b)  REPORTS ON FORM 8-K.

     The Company file reports on Form 8-K dated April 7, 1997 and May 9, 1997, reporting sales of equity securities in reliance on Regulation S promulgated under the Securities Act of 1933, as amended.

                            SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DRY DAIRY INTERNATIONAL, INC.
                                         [Registrant]


Dated:  July 28, 1997
                                         /S/ Robert L. Matzig
                                         President