Form 10QSB
period 1997-09-30
DRY DAIRY INTERNATIONAL INC
filed 1997-11-14
CIK 814070

/* WordPerfect WARNING - No Equivalent EDGAR Representation */
/* WordPerfect Structure - Header A Beginning */

/* WordPerfect WARNING - No Equivalent EDGAR Representation */
/* WordPerfect Structure - Text Box Beginning */
1

/* WordPerfect Structure - Text Box Beginning */



/* WordPerfect Structure - Header A Beginning */

/* WordPerfect WARNING - No Equivalent EDGAR Representation */
/* WordPerfect Structure - Header B Beginning */

/* WordPerfect WARNING - No Equivalent EDGAR Representation */
/* WordPerfect Structure - Text Box Beginning */
1

/* WordPerfect Structure - Text Box Beginning */



/* WordPerfect Structure - Header B Beginning */
                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                    FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of common stock, was 44,195,688 shares of common stock, par value $0.001, as of September 30, 1997.














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

     The unaudited balance sheet of the Company as of September 30, 1997, and the related audited balance sheet of the Company as of December 31, 1996, and the related unaudited statements of operations, and cash flows for the three month and the nine month periods ended September 30, 1996 and 1997, and the unaudited statement of stockholders' equity for the period from December 31, 1995 through September 30, 1997, are attached hereto and incorporated herein by this reference.

     Operating results for the nine months ended September 30, 1997, are not necessarily indicative of the results that can be expected for the year ending December 31, 1997.

                           DRY DAIRY INTERNATIONAL, INC.
                                      CONSOLIDATED BALANCE SHEETS

                                                 SEPTEMBER 30,     DECEMBER
31,
                                                      1997            1996
                                                  (Unaudited)       (Audited)
                                                 ------------     ------------
                                      ASSETS
Current Assets:
Cash                                          $        0       $    9,605
Accounts receivable, net of allowance.(Note 2)   192,341           73,448
Inventory.(Note 4)                               101,571           88,110
Deposits and other current assets.(Note 13)       13,940            8,954
                                                     ----------
----------
          Total current assets                          307,852
180,117
                                                     ----------
----------
Property and Equipment, Net.(Note 5)                    632,481
98,246
                                                     ----------
----------
          Total Assets                               $  940,333       $
278,363
                                                     ==========
==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                               $  186,389       $
27,137
     Notes payable - current.(Note 7)                   35,851
16,889
     Taxes payable                                       5,032
4,952
     Payable - related party (Note 10)                  95,219
15,128
                                                    ----------       ----------

          Total current liabilities                    322,491
64,106

     Notes payable - long term                    3,080           7,478
     Line of credit (Note 9)                       159,441
                                                    ----------
----------
          Total Liabilities                            485,012
71,584
                                                    ----------
----------

Stockholders' Equity:
     Stock authorized 50,000,000 shares at
      $0.001 par value; 44,195,688 and
      35,295,688 shares issued and
      outstanding, respectively                         44,197
35,296
     Additional paid-in capital                      2,428,896
1,707,797
     Accumulated deficit                            (2,017,772)
(1,536,314)
                                                    ----------
----------
         Total Stockholders' Equity                    455,321
206,779
                                                    ----------
----------
         Total Liabilities and
          Stockholders' Equity                      $  940,333       $
278,363
                                                    ==========
==========

                                      DRY DAIRY INTERNATIONAL, INC.
                               CONSOLIDATED STATEMENT OF OPERATIONS

                          FOR THE THREE MONTHS              FOR THE NINE
MONTHS
                                         ENDED SEPTEMBER 30,            ENDED
SEPTEMBER 30,
                                        1997          1996
1997            1996
                                    (Unaudited)   (Unaudited)
(Unaudited)     (Unaudited)
                                    -----------   -----------
------------   ------------
Revenues:
 Sales                              $ 442,133     $   70,517     $
939,325      $  262,794
 Cost of sales                        384,425         62,795
771,759         211,555
                                      -------       --------
----------      ----------
   Gross profit                        57,708          7,722
167,566          51,239

Operating Expenses:
 Selling, general, and
  administrative                      222,281         96,775
581,355       289,248
 Depreciation                          31,622          7,960
50,749           27,011
                                      -------       --------
----------       ---------
   Total operating expenses           253,913        104,735
632,104         316,259
                                     --------       --------
----------       ---------
Net loss from
 operations                          (196,195)      ( 97,013)     (
464,538)      ( 265,020)

Other income (expenses):
 Interest                            (  4,337)      (  4,343)     (
12,632)      (  11,685)
 Gain on sale of assets                                1,300
 Rental Income                            538
2,438           1,305
 Return of common stock                   -              -
-           108,000                                 Other expenses
(  6,068)      (    111)     (   6,726)      (   1,004)
                                     ---------      ---------
----------       ----------
   Total other income (expense)      (  9,867)      (  3,154)     (
16,920)         96,616
                      ---------      ---------      ---------
--------

Net Income (Loss)                    (206,062)      (100,167)    $(
481,458)      $( 168,404)
                                     =========      =========
=========        ========
Net gain (loss) per share            $  (0.00)      $  (0.00)    $
(0.01)      $   (0.01)
                                     =========      =========
=========        ========

Weighted average
 number of shares
 outstanding.                       43,695,688     31,854,738
41,720,688      29,680,398
                                    ==========     ==========
==========      ==========

                              DRY DAIRY INTERNATIONAL, INC.
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Additional
                                        Common Stock
Paid-in        Accumulated
                                     Shares    Par Value
Capital        Deficit
                                      ---------   ---------
----------    -----------
Balances,
December 31, 1995              27,381,058         $27,381
$1,334,543    $(1,343,172)
Common stock returned from
 former Company President           (800,000)       (800)
(107,200)        -

Common stock issued for cash
 at $0.05 per share                5,000,000       5,000
245,000         -

Common stock issued for
 exercise of warrants at
 $0.15 per share                     148,680         149
22,153         -

Common stock issued for
  exercise of option at
  $0.03 per share                    250,000         250
7,250         -

Common stock issued for
  exercise of option at
  $0.03 per share                    300,000         300
8,700         -

Common stock issued for
equipment purchase                   125,050         125
9,879         -

Common stock issued for
debt at $0.03 per share              300,000         300
8,700         -

Common stock issued for
debt at $0.07 per share            2,590,900       2,591
178,772         -
Net loss for the year
ended December 31, 1996                  -           -
-         (193,142)
                           ---------     --------         ---------
-----------
Balances
 December 31, 1996                35,295,688      35,296         1,707,797
(1,536,314)

Common stock issued for cash
at $0.075 per share                  333,333         334
24,666         -

Common stock issued for
Equipment at $0.100 per share      2,800,000           2,800
277,200         -

Common stock issued for cash
at $0.075 per share               3,466,667           3,467
256,533         -

Common stock issued for cash
at $0.100 per share                 1,000,000           1,000
99,000         -

Common stock issued for cash
at $0.050 per share                300,000             300
14,700         -

Common stock issued for cash
at $0.050 per share               1,000,000           1,000
49,000            -

Net loss for the nine month
period ended September 30, 1997    _________     ________         ________
(  481,458)

Balances September 30, 1997       44,195,688    $ 44,197        $2,428,896 $
(2,017,772)
                                             ==========    =========
========== =============


                                    DRY DAIRY INTERNATIONAL, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              FOR THE THREE MONTHS
    FOR THE NINE MONTHS
                                                 ENDED SEPTEMBER
30                 ENDED SEPTEMBER 30
                                               1997
1996                1997             1996
                                            (Unaudited)   (Unaudited)
(Unaudited)      (Unaudited)
-----------   -----------         -----------     ------------
Operating Activities:
Net gain (loss)                             $( 206,062)   $( 100,167)
$( 481,458)       $( 168,404)
Adjustments to reconcile net gain
 (loss) to net cash provided
 by operating activities:
  Depreciation                                  31,622
7,960                50,749            27,011
  Return of Stock                                   -
-                       -         ( 108,000)
  (Increase) decrease in accounts
    receivable                               (  29,847)
6,183             ( 118,894)        (     804)
  (Increase) decrease in
    inventory                                   12,025     (
20,779)            (  13,461)        (  76,202)
  (Increase) decrease in other
    current assets                           (   2,506)
9,021             (   4,986)              756
  Increase (decrease) in accounts
    payable                                    187,778     (
17,330)              239,343         (  23,756)
  Increase (decrease) in accrued taxes              83     (
233)                   80             2,578
                                              --------     ---------
----------        ---------
    Net cash used by operating activities    (   6,907)
(115,345)             (328,627)        ( 346,821)
                                              --------     ---------
----------        ---------
Investing Activities:
 Purchase of property and equipment          (   3,258)    (
24,553)             (584,983)        (  41,755)
                                              --------
---------            ----------        ---------
    Net cash used by investing
     activities                              (   3,258)    (
24,553)             (584,983)        (  41,755)
                                              --------
---------            ----------        ---------
Financing Activities:
 Increase in notes payable                   ( 113,827)    (
7,105)               14,564         (  21,527)
 Increase (decrease) in Loan from shareholder   52,290
3,297               159,441           167,000
 Issuance of common stock                       50,000
7,500               730,000           279,802
                                              --------
---------            ----------       ---------
    Net cash provided by financing
     activities                              (  11,537)
3,692               904,005           425,275
                                              --------
---------             ----------       ---------
(Decrease) Increase in Cash                  (  21,702)
(136,206)             (  9,605)           36,699

Cash at beginning of period                     21,702
186,926                 9,605            14,021
                                              --------
---------            ----------       ---------
Cash at end of period                         $   0        $ 50,720
$        0          $  50,720
                                              ========
=========            ==========        =========
Supplemental cash flows information:
Cash paid for:
 Interest                                     $  4,360     $  4,909
$    12,707         $  12,288
 Taxes                                        $     -      $     -
$        -          $      -

                            DRY DAIRY INTERNATIONAL, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

NOTE 1 - ORGANIZATION

Dry Dairy International, Inc. (The Company) was incorporated under the laws of the state of Utah on March 6,1987. The Company was organized for the purpose of providing a vehicle which could be used to raise capital and seek business opportunities believed to hold a potential for profit. The Company has decided to focus on specialty gourmet foods.

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


Accounts Receivable: Accounts receivable are shown net of the allowance for doubtful accounts of $500 and $500 at September 30, 1997 and December 31, 1996.

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

NOTE 4 - INVENTORIES

Inventories are comprised of the following at September 30, 1997 and December 31, 1996 respectively:

          Raw materials                    $19,107          $16,157
          Packaging & other                27,770           41,189
          Work in Process                      4,726
          Finished goods                     49,968          30,764
                                        $101,571          $88,110
                                           ========         =======

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 1997 and December 31, 1996 respectively:

          Machinery and equipment          $606,588          $167,045
          Vehicle                           27,715            27,715
          Furniture and fixtures            35,234            27,100
          Leasehold improvements           151,215            13,908
                                           820,752           235,768
            Less accumulated depreciation     (188,271)          (137,522)
            Property and equipment, net     $632,481          $ 98,246
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

Future minimum lease payments under this lease as of September 30, 1997 and December 31, 1996 respectively are:

     1997                                  $11,673          $46,692
     1998                                    48,206           48,206
     1999                                   49,732           49,732
     2000                                    8,331            8,331
                                       $117,942          $152,961
                                          ========          ========

NOTE 7 - NOTES PAYABLE

Long-term debt is comprised of the following at September 30, 1997 and December 31, 1996 respectively:
                                          September 30     December 31
                                                   1997           1996
Installment note payable to a financial
 institution, collateralized by equipment,
 interest at 11.00%, monthly payments of
$1,500.43 including interest, final
 payment due August 1997                          $ 1,503          $11,505

Installment note payable to a financial
institution, collateralized by vehicle,
 interest at 10.75%, monthly payments of
 $538 including interest, final payment
 due February 1999.                               $ 7,411           12,862

Installment note payable to a financial
  institution, collateralized by bakery
  equipment, interest at 10.50%, six month
  demand note due September 15, 1997                 30,017




     Total notes payable                           38,931           24,367
       Less current maturities                     35,851           16,889
          Long-term debt                          $ 3,080          $ 7,478
                                                   ======         ======
The scheduled maturities
of long-term debt at June 30, 1997
 and December 31, 1996 are as follows:

     1997             $35,851     $16,889
                                   1998               3,080       5,992
               1999                            1,486
      Total long-term debt                       $38,931     $24,367
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

In August of 1997 the company sold 1,000,000 shares of stock for $.05 per share. The proceeds were used to fund operations.

NOTE 9 - LINE OF CREDIT - RELATED PARTY

A shareholder of the Company has agreed to provide a line of credit to the Company of up to $250,000 for the purpose of purchasing raw material inventory and the direct costs related thereto. The line of credit bears interest a 8% per annum on the average monthly balance. The balance owed on the line of credit is $159,441 at September 30, 1997 and $-0- at December 31, 1996.


NOTE 10 - RELATED PARTY TRANSACTIONS

In addition to the shares issued to acquire Lombardo's the Company assumed a payable to the former shareholders of Lombardo's. The payable is unsecured, and is properly classified as a current liability. At September 30, 1997 and December 31, 1996 respectively the balance due to the shareholders was $95,219 and $15,128. Also see note 13 regarding asset purchase.

NOTE 11 - STOCK OPTION PLANS

The Company has granted stock options pursuant to the various stock options plans referred to in the table below:

                                  1995                         1996
                       -------------------------     -------------------------
                       Non-Qualified  Incentive      Non-Qualified  Incentive
                       Stock Option   Stock Option   Stock Option   Stock
Option
                       Plan           Plan           Plan           Plan
                       -------------  ------------   -------------
------------
Outstanding, December
31, 1994                       -              -              -              -

Options Authorized        1,500,000      1,500,000           -              -
Options Issued During
Fiscal Year 1995           (955,000)           -              -              -
                          ---------      ---------      ---------
---------
Unissued at December
31, 1995                    545,000      1,500,000           -              -

Options Canceled
April 1996                  800,000          -              -              -

Options Issued April
1996 net of non
performance cancellations   560,000           -         2,500,000
5,050,000

Options Exercised
July, August and
September 1996             (250,000)            -               -
-

Options Exercised
October through
December, 1996             (300,000)      _  -____         _-
___-____

Unissued at March
 31,1997                    785,000      1,500,000          -              -
                          =========      =========      =========
=========

NOTE 12 - DEPOSITS

The company incurred expenses in regard to the purchase of certain assets and distribution routes of the Florida based Tulip Pita Bread Center. The purchase will be completed in the second quarter of 1997.

                         September 30, 1997     December 31, 1996
Rent Deposit                      $ 7,291               $7,291
Florida Power & Light Deposit       1,420                1,420
New Freezer shipping                1,980
Hill & Assoc.                       2,507
Misc.                              500
Deposit, sealing machine               242                  242
                                  $13,940              $8,953


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

--------------------------------------------------------------------------------

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


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

     The Company has entered the specialty bread business as a manufacturer and distributor with its purchase of certain assets and distribution routes of the Florida based Tulip Pita Bread Center II. (see note 13) The purchase has significantly increased 2nd quarter sales over prior periods for the Company.

Liquidity and Capital Resources

     At September 30, 1997, the Company had current assets of $307,852, and current liabilities of $322,491, resulting in working capital deficit of $ 14,639.

During the third quarter of 1997, the Company increased the borrowing against its line of credit, including interest, by $52,290. The company also received $50,000 from the issue of 1,000,000 shares of its' common stock.

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

Results of Operations

      During the three months ended September 30, 1997, the Company recorded sales of $442,133, compared to sales of $ 70,517 for the same three month period ended September 30, 1996. For the nine months ended September 30, 1997 the Company had sales of $939,325, compared to $262,794 for the same nine month period ended September 30, 1996. The increases in sales are in large part due to the expansion of the Company's business into the pita bread and sweet bread bakery business. Despite the increases in sales during the period, the Company had increased operating expenses, $125,506 for the three month period and $292,107 for the nine month period ended September 30, 1997, a majority of which was associated with the Company's expansion into the bakery products line and expenses currently being incurred on sales and marketing efforts and programs in an attempt to attract new buyers for the Company's products.

                         PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

                           ITEM 1.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------


     None.

--------------------------------------------------------------------------------

                         ITEM 2.  CHANGES IN SECURITIES
--------------------------------------------------------------------------------


     None.

--------------------------------------------------------------------------------

                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
--------------------------------------------------------------------------------


     None.

--------------------------------------------------------------------------------

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------


     None.

--------------------------------------------------------------------------------

                            ITEM 5.  OTHER INFORMATION
--------------------------------------------------------------------------------


     None.

--------------------------------------------------------------------------------

                 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------


(a) EXHIBITS.

EXHIBIT
  NO.           DESCRIPTION
-------         -----------
  27            Financial Data Schedule



(b)  REPORTS ON FORM 8-K.

     The Company file reports on Form 8-K dated April 7, 1997 and May 9, 1997 reporting sales of equity securities in reliance on Regulation S promulgated under the Securities Act of 1933, as amended.

--------------------------------------------------------------------------------

                                   SIGNATURES
--------------------------------------------------------------------------------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DRY DAIRY INTERNATIONAL, INC.
                                         [Registrant]


Dated:  November 7, 1997
                                         /S/Robert L. Matzig
                                      President