Form 10KSB
period 1997-12-31
DRY DAIRY INTERNATIONAL INC
filed 1999-05-24
CIK 814070

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                 FORM 10-KSB
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended       December 31, 1997
                                     -----------------
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

  State issuer's revenues for its most recent fiscal year:  $1,426,482
                                                            ----------

  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

  At May 1, 1998, the aggregate market value of the voting stock held by nonaffiliates was $745,609 (based on 21,303,116 shares held by nonaffiliates multiplied by a bid price of $0.035 per share).

  As of May 1, 1998, the Registrant had 45,995,688 shares of common stock issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933:

  NONE.

                              TABLE OF CONTENTS

PART I                                                                    PAGE
------                                                                    ----

ITEM 1.     DESCRIPTION OF BUSINESS.......................................   4

ITEM 2.     DESCRIPTION OF PROPERTIES.....................................   7

ITEM 3.     LEGAL PROCEEDINGS.............................................   7

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   7

PART II
-------

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......   8

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....   9

ITEM 7.     FINANCIAL STATEMENTS..........................................  11

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE...........................  11

PART III
--------

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
            ACT...........................................................  11

ITEM 10.    EXECUTIVE COMPENSATION........................................  12

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT................................................  14

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................  15

PART IV
-------

ITEM 13.    EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K........  16

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

     Thereafter, the Company attempted to conduct various businesses, but was unsuccessful in its efforts until the acquisition of Dry Dairy International, Inc. On December 4, 1994, the Company purchased all the assets of Dry Dairy International, Inc., a Florida corporation ("Dry Dairy"), pursuant to the terms and conditions of an Asset Purchase Agreement dated December 4, 1994, (the "Original Agreement"). Under the terms of the Original Agreement, the Company acquired all of the assets of Dry Dairy in exchange for 3,000,000 shares of the Company's Common Stock. The 3,000,000 shares of Common Stock were to be subject to certain performance criteria before they were to be issued. The Company and the principal owner of Dry Dairy subsequently renegotiated the purchase price for the Dry Dairy assets based on the inability to substantiate predecessor cost of the formulas and the other intangible assets to be acquired. Accordingly, on March 27, 1995, the Company and Dry Dairy amended the Original Agreement to change the purchase price from 3,000,000 shares of Common Stock to 100,000 shares of Common Stock. No other changes were made to the Agreement. The amendment to the purchase price did not change the value of the assets on the Company's books, which at December 31, 1994, was recorded at zero value, but it did reduce the authorized and issued shares of the Company to 9,287,215 from 12,187,215.

     Effective February 15, 1995, the Company acquired all of the issued and outstanding shares of Lombardo's Pastaria, Inc., a Florida corporation ("Lombardo's") through the exchange of 195,122 shares of the Company's Common Stock, par value $0.001 per share (the "Common Stock"), for all of the issued and outstanding shares of Lombardo's capital stock, all pursuant to the terms of an agreement dated February 2, 1995 (the Lombardo's Agreement"). Pursuant to the terms of the Lombardo's Agreement, 1,000 shares of Lombardo's issued and outstanding capital stock were converted on a pro rata basis into $100,000 of the Company's Common Stock, which value was determined by the ten day average closing price of the Company's Common Stock, beginning February 1, 1995, and ending February 14, 1995, the day before the effective date of the exchange. The ten day average of the bid price was $0.5125, as quoted by the National Association of Security Dealers' OTC Bulletin Board, resulting in the issuance of 195,122 shares of the Company's Common Stock to the principal shareholders of Lombardo's.

     On March 15, 1997, the company purchased the assets of Tulip Pita Bread Center, a Florida corporation in the business of producing specialty breads and distributing these fresh-baked products to supermarkets and institutions. Pursuant to the terms of the purchase the Company issued 2,800,000 shares of restricted Common Stock and $165,000 cash to be paid over 15 months. The company formed two operating subsidiaries, Tulip bakery, Inc. and NGU Distribution, Inc., to manage the new business.

     In November 1997, the Company paid $250,000 cash to A&C Bakeries, Inc. of Miami, Florida for the exclusive distribution rights for all fresh-baked products for the Florida and Georgia markets. Management estimated the annual sales to be in excess of $7,000,000 from the deal. In January of 1998, A&C terminated the contract without cause. The Company is currently pursuing it's legal remedies for the return of funds invested and damages from A&C.

The Company's Products

     The Company is in the specialty food manufacturing and distribution business. The Company made the decision during 1996 to discontinue operations related to the production and distribution of specialty dry mixes for drinks and yogurt products which it had marketed under the brand names "Yum Yum Yogurt", "Yogurt Lovers Yogurt" and "Tradewind Cocktail Mixes."

     Through its subsidiary Lombardo's, the Company manufactures and markets fat free and traditional pasta products and dishes to restaurants and wholesale food service distributors. Lombardo's was initially established in 1984, and offers a variety of pasta products including specialty packs of stuffed shells and raviolis, fancy pasta shapes and cuts, selected linguini flavors, deli packs and dinners, seafood pasta, a 98% fat free pasta line and a variety of other pasta cuts including tortellini, gnocchi, manicotti and fettuccini.

     In 1996, Lombardo's developed and began marketing a line of specialty frozen dinner entrees featuring its pasta. This line is being marketed to retail supermarkets and wholesale clubs in the United States. There were no revenues recognized during 1996 from the sale of these products. In 1997, the Company received one order on the dinner line from a wholesale club and booked approximately $60,000 in gross revenue. There was no reorder and management does not feel there is a viable opportunity for the Company with these products.

     The Company manufactures its pasta products at its 7,200 square foot facility in Fort Myers, Florida. The Company has experienced food service personnel in all its production and development positions who have created and produced these and similar products over many years. The Company has developed proprietary formulas and recipes that are used in the manufacturing of its products.

     The Company purchases its basic raw materials, consisting principally of flour, flavorings, spices, cheeses and other proprietary ingredients for use in its products from various local and national sources and does not anticipate any difficulty in obtaining such raw materials in the time frames and quantities required to meet the Company's manufacturing commitments. All product is inspected, packaged, and labeled by experienced Company personnel prior to shipment. The Company has a reputation for producing high-quality products.

     As for finished products distributed by NGU, there are instances whereby a supplier can terminate it's relationship with the distributor and NGU would be forced to find another manufacturer for finished product.

     During 1997, the Publix Supermarket chain was the Company's largest bread customer and accounted for approximately 75% of the Company total sales. No other customer or distributor accounted for more than 20% of sales in 1997.

Proprietary Formulas and Copyrights

     The Company believes that although copyright protection is important, such factors as product formulation are equally important. The Company attempts to preserve its product formulations through trade secrets and nondisclosure agreements with significant employees. All formulations owned by the Company are proprietary in nature. However, because of changing market needs, the Company may choose not to utilize copyright or other protections for each formulation.

Competition

     The pasta and specialty bread food segments of the food service and retail food industry are very competitive. The Company competes directly with a number of manufacturers of varying size and financial capacity. Many of these companies have established product lines and a more competitive position within the industry than that of the Company.

Government Regulation

     The Company sells its pasta to wholesale distributors and therefore is not subject to any federal or state regulations with respect to its products other than truth in labeling requirements relating to product composition.
The Lombardo's specialty pasta and Tulip Bakery specialty bread food lines are subject to state of Florida, Department of Health regulations regarding labeling and product composition. If Lombardo's were to utilize "meat" (as defined by the United States Department of Agriculture) in any of its specialty pastas, its plant must meet certain labeling and inspection requirements specified and administered by the United States Department of Agriculture. The Company does not at this time intend to manufacture products which would cause it to be subject to such requirements. The Company is currently in compliance with any applicable federal and state regulations.

Employees

     The Company currently employs approximately 24 persons (one executive, an accountant, two supervisor-chefs, one production manager, four administrative workers and 15 full-time direct labor employees).

                      ITEM 2. DESCRIPTION OF PROPERTIES
Offices

     Beginning March 1, 1995, the Company leased 7,200 sq. ft. of office and manufacturing space at 10105 Amberwood Road, Airport Woods Commerce Center, Ft. Myers, Florida. The Company will be leasing this property until February 28, 2000. The terms of the lease are triple net with rent at $4.44 sq. ft or $31,968 for the first year with a 4% increase in each succeeding year, during the term of the lease.

     In 1997, the Company successfully renegotiated the lease to eliminate the 4% annual increases. In November 1997, the Company issued 500,000 shares to its landlord to eliminate $51,000 of back rent and leasehold improvements owed by Tulip Bakery to the landlord.

                          ITEM 3. LEGAL PROCEEDINGS

     The Company is preparing to file an arbitration suit in accordance with the terms of it's purchase agreement with A&C Bakeries, Inc. The Company is seeking to have it's $250,000 up-front purchase price returned as well as other start-up costs and damages from the termination of the agreement without cause by A&C.

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 1997. In the first quarter of 1998, two items were submitted for approval and accordingly approved, 1) an increase in the Company's authorized shares to 150,000,000 from 50,000,000 and 2) the authorization to effect a name change from Dry Dairy International, Inc. to Dryden Industries, Inc.

                                   PART II
       ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The table on the following page sets forth, for the respective periods indicated, the prices for the Company's common stock in the over-the-counter market as reported by the NASD's OTC Bulletin Board. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

    At May 1, 1997, the Company's Common Stock was quoted on the OTC Bulletin Board at a bid and asked price of $0.09 and $0.105, respectively.

Fiscal Year Ended December 31, 1995           High Bid      Low Bid
-----------------------------------           --------      -------
First Quarter                                  $1.25         $0.50
Second Quarter                                 $0.50         $0.15
Third Quarter                                  $0.15         $0.03
Fourth Quarter                                 $0.08         $0.03

Fiscal Year Ending December 31, 1996
------------------------------------
First Quarter                                  $0.08         $0.03
Second Quarter                                 $0.37         $0.05
Third Quarter                                  $0.21         $0.08
Fourth Quarter                                 $0.12         $0.08

Fiscal Year Ending December 31, 1997
------------------------------------
First Quarter                                  $0.12         $0.08
Second Quarter                                 $0.16         $0.08
Third Quarter                                  $0.14         $0.08
Fourth Quarter                                 $0.12         $0.07

     Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At May 1, 1998, the Company had approximately 351 shareholders of record based on information provided by the Company's transfer agent.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

     The Company develops, manufactures and markets specialty pastas and breads to gourmet restaurants and wholesale food service distributors and supermarkets. Although the Company is producing product for sale, it does not at this time have sufficient assets to support any substantial future development, manufacturing or marketing of these products without additional working capital. Due to the lack of assets and available funds, the Company s audited financial statements contain a "going concern" disclosure which places into question the Company s ability to continue without substantial increases in revenue or financing.

     On October 20, 1995, the Company completed the sale of a controlling interest in the Company to Mr. Philip R. Lacerte of Dallas, Texas. Mr. Lacerte is a principal owner and Executive Vice President of Lacerte Software Corporation, located in Dallas, Texas, a manufacturer of computer software for tax professionals. The terms of the purchase agreement provided that the Company issue to Mr. Lacerte, 13,827,500 shares of the Company s restricted common stock, constituting 50.5% of the Company s total issued and outstanding shares, in exchange for a cash payment of $110,000 and the extension of a line of credit for up to $250,000, to meet the Company s current operational needs. Interest on the line of credit is eight percent (8%) per annum. During the fiscal year ended December 31, 1996, $187,363 of credit and interest was extended to the Company under the terms of the line of credit agreement, however, the entire amount was converted into 2,590,900 shares of the Company's common stock at a conversion value of $0.07 per share. Therefore, no amount was owed by the Company against the line of credit at December 31, 1996.

     During the fiscal year ended December 31, 1997, the line of credit was increased to $550,000 and $520,713 of credit and interest was extended under the terms of the line of credit agreement. This balance is due and owing at the end of the fiscal year.

Liquidity and Capital Resources

     At December 31, 1997, the Company had total current assets of $206,433 and total current liabilities of $783,318, resulting in a working capital deficit of $(576,885), as opposed to current assets of $180,117 and total current liabilities of $64,106 at December 31, 1996, resulting in a working capital surplus of $116,011.

     During 1997, the Company issued 6,600,000 shares of its common stock for net proceeds of $475,000 from the sales of restricted shares and the exercise of outstanding options and warrants at an average of $0.07 per share. In addition, the Company issued 2,800,000 restricted shares for the purchase of equipment at an average price of $0.10 and also issued 500,000 shares under an S-8 registration for the retirement of debt at an average price of $0.10 per share. While during 1996, the Company raised a total of $479,165 in cash from the sale of private placement shares, ranging in price from $0.03 to $0.07 per share, plus the issuance of 125,050 shares for the purchase of equipment at a price of $0.08. Most additional working capital received by the Company will be utilized to develop additional markets and expand sales of the Company's products.

     Management believes that additional acquisitions of equipment or capital expenditures, to develop additional markets and expand sales, can be successfully financed by third parties. An increase in demand for the Company's products would in turn require hiring a limited number of additional hourly employees to meet production requirements.

     The Company will continue to seek other sources of financing. Due to the Company's financial condition it does not anticipate receiving substantial, if any, debt financing.

Results of Operations

     The Company experienced a net loss of $1,055,408 during fiscal year 1997, up from a loss of $193,142 during fiscal year 1996. At December 31, 1997, the Company had an accumulated deficit of $2,591,722, in large part attributed to bad investments prior to the acquisitions of Dry Dairy and Lombardo's Pastaria, plus the operating losses incurred by the Company during fiscal year 1995 and 1996. The Company is attempting to increase the market base for its pasta products in the southwestern Florida area as well as continue its expansion efforts into the southern and eastern United States.

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

     The Department of Defense later notified the Company that it desired to cancel the contract based on a "convenience" clause in the contract. The cancellation of the contract resulted in the recognition of $51,919 of additional revenue to the Company which has been accounted for in the accounts receivable of the Company's financial statements at December 31, 1996. As a result of the canceled contract with the Department of Defense, the Company's management elected to discontinue all yogurt operations and is now focusing on the pasta operations. The loss from discontinued operations for the years ended December 31, 1996 and 1995, respectively, includes sales of $116,131 and $36,306, as well as costs of $160,136 and $118,218, resulting in a net loss from discontinued operations of $44,005 and $81,912 for the years ended December 31, 1996 and 1995, respectively.

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

     Currently, the Tulip products are distributed via direct store delivery to approximately 300 supermarkets in Florida with plans to expand into Georgia in 1998.

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

Rosemarie A. Drygala, a Certified Chef de Cuisine, is a 1975 graduate of Bauder College, Miami, Florida, with degrees in Merchandising and Interior Design. Mrs. Drygala has been a Chef-owner of Lombardo's Pastaria, Inc., located in Cape Coral, Florida, since 1984. From 1982 to 1984, she and her husband, Rainer M. Drygala, also a director of the Company, operated the Drygala Haus Restaurant in Bedford, New Hampshire. Prior to 1982 Mrs. Drygala was an employee in her family business, Lombardo's Villaggio Italia, Deli and Bakery, in Cape Coral, Florida. Mrs. Drygala is the Chapter Secretary and a Board Member of the American Culinary Federation, and is a National Culinary Arts Competition medallist on three occasions.

Rainer M. Drygala, a Certified Executive Chef, is a 1971 graduate of the University of New Hampshire. After serving in the U.S. Air Force from 1964 to 1968, Mr. Drygala began his professional career in New Hampshire as a Chef and General Manager with a division of the Howard Johnson chain of restaurants. He started the Drygala Haus Restaurant in 1972. Rosemarie Lombardo joined Mr. Drygala in 1982 and they continued to operate the restaurant until they sold it in 1984 and opened Lombardo's Pastaria, Inc. in Cape Coral, Florida. Mr. Drygala is the National Sergeant-of-Arms and Chapter Chairman of the Board of the American Culinary Federation.

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

                     ITEM 10.  EXECUTIVE COMPENSATION

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 1997, the end of the Company's last completed fiscal year):

                          SUMMARY COMPENSATION TABLE

                                                          Long Term Compensation
                                                          ----------------------
                     Annual Compensation                  Awards       Payouts
                                              Other      Restricted
Name and                                      Annual      Stock     Options LTIP     All other
Principal Position Year     Salary  Bonus($) Compensation Awards   /SARs   Payout  Compensation
------------------ ----     ------  -------- ------------ ------   ------- ------  ------------
Robert L. Matzig    1997   $51,000    -0-       -0-         -0-      -0-     -0-       -0-
President & CEO     1996   $60,000    -0-       -0-         -0-      -0-     -0-       -0-
(from September     1995   $13,197    -0-       -0-         -0-      -0-     -0-       -0-
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

     Rosemarie A. Drygala is the Vice President of the Company's subsidiary,
Lombardo's Pastaria.   Mrs. Drygala has a five year management contract with
the Company with an annual salary of $30,000 per year. Her salary would continue for the duration of her contract if she is terminated by the Company without cause.

     Rainer M. Drygala is the President of the Company's subsidiary, Lombardo's Pastaria. Mr. Drygala has a five year management contract with the Company with an annual salary of $45,000 per year. His salary would continue for the duration of his contract if he is terminated by the Company without cause.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of May 1, 1998, the name and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 45,995,688 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Security Ownership of Certain Beneficial Owners

Title
 of      Name and Address              Amount and Nature of     Percentage
Class    Beneficial Owner              Beneficial Ownership(1)   of Class
-----    ----------------              --------------------     ----------
Common   Philip R. Lacerte             D    16,718,400             36.34
         13155 Noel Road, Suite 2200
         Dallas, Texas  75240

Security Ownership of Management of the Company

Title
 of      Name and Position of          Amount and Nature of     Percentage
Class    Officer and/or Director       Beneficial Ownership(1)   of Class
-----    -----------------------       --------------------     ----------
Common   Philip R. Lacerte, Chairman         ---See Table Above---

Common   Rosemarie Drygala, Director
         & Sec./Officer Lombardo's (2) D           -                 -

Common   Ranier Drygala, Director and
         Officer Lombardo's (2)        D           -                 -

Common   Robert L. Matzig, Pres. & CEO D        169,050             0.37

Common   Amikan Grosman, Manager       D      2,500,000             5.44

         All Officers and Directors
          as a Group (5 person)        D     19,387,400            42.15

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

     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others.

     On October 20, 1995, the Company completed the sale of a controlling interest in the Company to Mr. Philip R. Lacerte of Dallas, Texas. The terms of the purchase agreement provided that the Company issue to Mr. Lacerte, 13,827,500 shares of the Company's restricted common stock, constituting 50.5% of the Company's total issued and outstanding shares, in exchange for a cash payment of $110,000 and the extension of a line of credit for up to $250,000, to meet the Company's current operational needs. Interest on the line of credit is 8% per annum.

     In April of 1997, the Company purchased equipment and distribution routes from Tulip Pita Bread II ("Tulip"). The agreement to purchase the equipment line calls for the Company to pay $165,000 and 1,600,000 shares of its restricted common stock to the owners of the equipment line. In a separate purchase agreement, Tulip's distribution rights and delivery system were purchased for 1,200,000 restricted shares. In addition, the Company assumed up to $45,000 of existing Tulip debt. The owners of Tulip are now employees of the Company.

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

            ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                         Page
-----------------                                                         ----
Independent Auditor's Report of Jones, Jensen & Company..................   17

Consolidated Balance Sheet as of December 31, 1997.......................   18

Consolidated Statements of Operations for the years ended
  December 31, 1997 and 1996.............................................   19

Consolidated Statements of Stockholders' Equity for the years
 ended December 31, 1997 and 1996........................................   20

Consolidated Statements of Cash Flows for the years ended
 December 31, 1997 and 1996..............................................   21

Notes to Consolidated Financial Statements...............................   22

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

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

         SEC
Exhibit  Reference
Number   Number     Title of Document                           Location
-------  ---------  -----------------                         ------------
  27       27       Financial Data Schedule                   This Filing

 (b) Reports on Form 8-K. There were no reports on Form 8-K filed with the Commission during the quarter ended December 31, 1997.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                    DRY DAIRY INTERNATIONAL, INC.


Date: May 24, 1999                 By /S/Philip R. Lacerte, Chairman


Date: May 24, 1999                 By /S/ Robert L. Matzig, President and CEO

               [Jones, Jensen & Company Letterhead]

                   INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Dry Dairy International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Dry Diary International, Inc. and Subsidiaries as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dry Dairy International, Inc. and Subsidiaries as of December 31, 1997 and the consolidated results of their operations and their cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has limited operating capital which together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ JONES, JENSEN & COMPANY
Salt Lake City, Utah
May 27, 1998

                  DRY DAIRY INTERNATIONAL, INC.
                   CONSOLIDATED BALANCE SHEETS

                              ASSETS
                                            December 31,
                                                       1997
                                                   ------------
[S]                                             [C]
CURRENT ASSETS:
 Cash                                             $     -
 Accounts receivable, net of allowance (Note 2)      120,275
 Inventory (Note 4)                                   86,158
                                                   ---------
 Total Current Assets                                206,433
                                                   ---------
PROPERTY, PLANT AND EQUIPMENT (Note 5)               626,170
                                                   ---------
     TOTAL ASSETS                                 $  851,596
                                                   =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Cash overdraft                                    $  19,162
 Accounts payable                                    110,975
 Notes payable - current portion (Note 7)              5,886
 Taxes payable                                        10,743
 Payable - related party (Note 10)                   115,839
 Line of credit - related party (Note 9)             520,713
                                                   ---------
 Total Current Liabilities                           783,318
                                                   ---------
LONG-TERM DEBT
 Notes payable (Note 7)                                 2,107
                                                   ---------
     TOTAL LIABILITIES                               785,425
                                                   ---------
STOCKHOLDERS' EQUITY:
 Stock authorized 50,000,000 shares at $0.001
  par value; 45,995,688 shares issued and
  outstanding                                         45,996
 Additional paid-in capital                        2,611,897
 Accumulated deficit                              (2,591,722)
                                                   ---------
     Total Stockholders' Equity                       66,171
                                                   ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  851,596
                                                   =========



The accompanying notes are an integral part of these consolidated financial statements.

                        DRY DAIRY INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                For the Years Ended
                                                    December 31,
                                           ------------------------------
                                                1997            1996
                                            -----------     ------------
REVENUES
 Sales                                      $  1,426,482     $    260,075
 Cost of Sales                                 1,114,573          188,368
                                            ------------     ------------
  Gross Profit                                   311,909           71,707
                                            ------------     ------------
EXPENSES:
 General and Administrative                    1,013,425           170,072
 Depreciation                                     71,145            35,622
                                            ------------      ------------
    Total Expenses                             1,084,570           205,694
                                            ------------      ------------
(Loss) from Operations                          (772,661)         (133,987)
                                            ------------      ------------
OTHER INCOME (EXPENSES)
 Bad debt expense                               (252,021)             -
 Other income                                      4,148             3,939
 Interest expense                                (13,534)          (17,989)
 Other expense                                   (21,340)           (1,100)
                                            ------------      ------------
     Total Other Income (Expenses)              (282,747)          (15,150)
                                            ------------      ------------
LOSS FROM CONTINUING OPERATIONS               (1,055,408)         (149,137)
                                            ------------      ------------
LOSS FROM DISCONTINUED OPERATIONS                   -              (44,005)
                                            ------------      ------------
NET (LOSS)                                  $ (1,055,408)     $   (193,142)
                                            ============      ============
NET (LOSS) PER SHARE                        $      (0.02)     $      (0.01)
                                            ============      ============
WEIGHTED AVERAGE SHARES OUTSTANDING           42,903,270        30,173,791
                                            ============      ============



The accompanying notes are an integral part of these consolidated financial statements.

                       DRY DAIRY INTERNATIONAL, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                             Additional
                                                          Common Stock       Paid-in    Accumulated
                                                        Shares      Amount   Capital    Deficit
                                                      ----------  ---------  ---------  -----------
Balance, December 31, 1995                            27,381,058     27,381   1,334,543  (1,343,172)

Common stock returned from former president             (800,000)      (800)   (107,200)       -

Common stock issued for cash at $0.05 per share        5,000,000      5,000     245,000        -

Common stock issued for the exercise of warrants
 at $0.15 per share                                      148,680        149      22,153        -

Common stock issued for cash at $0.03 per share          550,000        550      15,950        -

Common stock issued for cash at $0.03 per share          300,000        300       8,700        -

Common stock issued for cash at $0.07 per share        2,590,900      2,591     178,772        -

Common stock issued for equipment at $0.08 per share     125,050        125       9,879        -

Net loss for the year ended December 31, 1996               -          -           -       (193,142)
                                                      ----------  ---------   ---------  ----------
Balance, December 31, 1996                            35,295,688 $   35,296  $1,707,797 $(1,536,314)

Common stock issued for cash at $0.075 per share       3,800,000      3,800     281,200        -

Common stock issued for equipment
 at $0.075 per share                                   2,800,000      2,800     277,200        -

Common stock issued for cash at $0.10 per share        1,000,000      1,000      99,000        -

Common stock issued for cash at $0.05 per share        1,800,000      1,800      89,000        -

Common stock issued for debt payment
 at $0.10 per share                                      500,000        500      50,500        -

Reverse cancelled shares                                 800,000        800     107,200        -

Net loss for year ended December 31, 1997                   -          -           -     (1,055,048)
                                                      ----------  ---------   ---------  ----------
Balance, December 31, 1997                            45,995,688 $   45,996  $2,611,897 $(2,591,722)
                                                      ==========   ========   =========  ===========

The accompanying notes are an integral part of these consolidated financial statements

                                DRY DAIRY INTERNATIONAL, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         For the Years Ended
                                                             December 31,
                                                    ---------------------------
                                                         1997            1996
                                                    -----------    -----------
    OPERATING ACTIVITIES:
     Net loss                                        $(1,055,408)   $  (193,142)
     Adjustments to reconcile net loss to net cash
      provided by operating activities:
       Common stock issued for rent                       51,000            -
       Common stock issued for services                  108,000            -
       Loss on deposit allowance                         250,000            -
       Cancellation of stock options                        -          (108,000)
       Depreciation                                       71,145         35,622
     Changes in operating assets and liabilities:
       (Increase) in accounts receivable                 (46,828)       (58,490)
       (Increase) in inventory                           (63,048)       (76,851)
       (Increase) decrease in deposits and other
        receivables                                     (260,039)         3,889
       Increase (decrease) in accounts payable and
        other current payables                           108,790         (9,988)
                                                    ------------    -----------
     NET CASH USED BY OPERATING ACTIVITIES              (836,388)      (406,960)
                                                    ------------    -----------
    INVESTING ACTIVITIES:
       Purchase of property and equipment               (153,356)       (48,762)
       Investment in subsidiary                             -              -
                                                    ------------    -----------
    NET CASH USED BY INVESTING ACTIVITIES               (153,356)       (48,762)
                                                    ------------    -----------
    FINANCING ACTIVITIES:
       Proceeds from notes payable - related party       520,713           -
       Repayment of Line-of-credit - related party       (16,374)          -
       Repayment of notes payable                           -           (27,859)
       Issuance of common stock for cash                 475,800        479,165
                                                    ------------    -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES            980,139        451,306
                                                    ------------    -----------
    INCREASE (DECREASE) IN CASH                           (9,605)        (4,416)

    CASH AT BEGINNING OF YEAR                              9,605         14,021
                                                    ------------    -----------
    CASH AT END OF YEAR                             $       -       $     9,605
                                                    ============    ===========
    Supplemental Cash Flows Information:
      Cash paid for:
       Interest                                     $     13,534    $    17,990
       Taxes                                        $       -       $      -
    NON CASH FINANCING ACTIVITIES:
      Expenses paid on behalf of the Company
       By Shareholders                              $       -       $      -
       Common stock issued for equipment            $    280,000    $      -

    The accompanying notes are an integral part of these consolidated financial statements.

                         DRY DAIRY INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1997 and 1996

NOTE 1 - ORGANIZATION

Dry Dairy International, Inc. (the Company) was incorporated under the laws of the State of Utah on March 6, 1987. The Company was organized for the purpose of providing a vehicle which could be used to raise capital and seek business opportunities believed to hold a potential for profit. The Company has decided to focus on specialty gourmet and low-fat pasta foods as well as specialty baking products.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

b. Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

c. Loss Per Share

The computations of loss per share of common stock are based on the weighted average number of shares outstanding during the period of the financial statements.

d. Provision for Taxes on Income

At December 31, 1997, the Company had net operating loss carryforwards of approximately $2,590,000 that may be offset against future taxable income through the year 2012. No tax benefit has been reported in the financial statements, as the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation account of the same amount.

e. Principles of Consolidation

The accompanying financial statements include the accounts of Dry Dairy International, Inc. and its wholly-owned subsidiaries Lombardo's Pastaria, Inc., NGU Distribution, Inc. and Tulip Bakery, Inc. All significant intercompany transactions have been eliminated.

f. Inventories

Inventories are stated at the lower of cost or market.

g. Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets.

                DRY DAIRY INTERNATIONAL, INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                      December 31, 1997 and 1996

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g. Property and Equipment (Continued)

Major improvements and betterments of property are capitalized. Maintenance, repairs and minor improvements are charged to expense in the period incurred. Upon the sale or other disposition of property, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.

h. Estimates

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

i. Loss from Discontinued Operations

The Company has discontinued all yogurt operations and is now focusing on the pasta and bread operations. The loss from discontinued operations for the year ended December 31, 1996 includes sales of $116,131 as well as costs of $160,136 resulting in a net loss from discontinued operations of $44,005 for the year ended December 31, 1996.

The Company had a contract with the United States Government which was canceled for the convenience of the Government. This cancellation has resulted in the recognition of $51,919 of additional revenue which is reflected in accounts receivable and in the sales from discontinued operations at December 31, 1996.

j. Accounts Receivable

Accounts receivable are shown net of the allowance for doubtful accounts of $2,140 and $500 at December 31, 1997 and 1996.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has little cash and has experienced losses
from inception.   On October 20, 1995, the Company announced that it had
completed the sale of a controlling interest in the Company to Philip Lacerte of Dallas, Texas. The terms of the purchase agreement provided that the Company issue to Lacerte 13,827,500 shares of the Company's restricted common stock, which constitute 50.5% of the Company's outstanding shares, in exchange for cash of $110,000 and the extension of a line of credit for up to $250,000 to meet the Company's current operating needs. The line-of-credit has since been extended to meet current needs.

              DRY DAIRY INTERNATIONAL, INC. AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements
                     December 31, 1997 and 1996

NOTE 4 - INVENTORIES

Inventories are comprised of the following at December 31, 1997:

            Raw materials                           $ 12,341
            Packaging and other supplies              32,941
            Finished goods                            40,876
                                                      ------
            Total inventory                         $ 86,158
                                                      ======
NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 1997:

            Machinery and equipment                 $620,673
            Vehicle                                   27,715
            Furniture and fixtures                    35,234
            Leasehold improvements                   151,215
                                                     -------
            Sub-Total property and equipment         834,837
                                                     -------
            Less accumulated depreciation           (208,667)
                                                     -------
            Property and equipment, net             $626,170
                                                     =======
NOTE 6 - LEASE COMMITMENT

The Company has a five year lease on the 7,200 square foot facility where it produces its products, with two one-year options after that period. The lease requires the Company to maintain normal wear and tear maintenance on the premises. The Company will also pay for its pro-rated share of any and all increases in real estate taxes and building insurance.

Future minimum lease payments under this lease as of December 31, are:

     1998     $ 48,206
     1999       49,732
     2000        8,331
     2001         -
               -------
     Total    $106,269
               =======

                DRY DAIRY INTERNATIONAL, INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                       December 31, 1997 and 1996

NOTE 7 - NOTE PAYABLE

Long-term debt is comprised of the following at December 31, 1997:

  Installment note payable to a financial institution, collateralized by vehicle, interest at 10.75%, monthly payments of $538 including interest;
  final payment due May 1999.                           $  7,993
                                                           -----
                               Total note payable          7,993
                               Less current maturities    (5,886)
                                                           -----
                               Long-term debt           $  2,107
                                                           =====

The scheduled maturities of long-term debt at December 31, 1997 are as follows:

                               1998                     $  5,886
                               1999                        2,107
                                                           -----
                               Total long-term debt     $  7,993
                                                           =====
NOTE 8 - STOCK TRANSACTIONS

On July 14, 1995, the Company filed a Form S-8 with the Securities and Exchange Commission to register 3,000,000 shares of stock under a 1995 Non Qualified Stock Option Plan and a 1995 Incentive Stock Option Plan. On August 1, 1995, the Company issued 955,000 shares of common stock to members of the Board of Directors under these plans, the majority, 900,000 shares, going to the then President and Chairman of the Board, William J. Thome. Mr. Thome has subsequently resigned as President and Chairman of the Board.

On April 15, 1996, the Company canceled 800,000 shares of stock which were to be returned to the Company by the former president. The cancellation was reversed in 1997 when the shares were not returned and the Company recorded the loss.

During the year ended 1996, the Company issued 8,589,580 shares for cash, options and warrants at an average price per share of $0.06 for net proceeds of $479,165. In March 1996, the Company approved a stock option plan wherein 4,500,000 shares of common stock may be issued according to the terms of the plan.

On November 13, 1996, the Company issued 125,050 shares of stock valued at $0.08 per share for the acquisition of equipment.

During the year ended 1997, the Company issued 6,600,000 shares for cash at the average price of $0.07 per share for net proceeds of $475,800. The Company also issued 500,000 shares for the payment of rent valued at $51,000.

                DRY DAIRY INTERNATIONAL, INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                       December 31, 1997 and 1996

NOTE 8 - STOCK TRANSACTIONS (Continued)

In April 1997, the Company issued 2,800,000 shares of stock to acquire the assets of Tulip Pita Bread Center II. The net assets were valued at $250,000, which approximates the predecessor cost to the seller.

NOTE 9 - LINE OF CREDIT - RELATED PARTY

A shareholder of the Company has agreed to provide a line of credit to the Company of up to $550,000 for the purpose of purchasing raw material inventory and the direct costs related thereto. The line of credit bears interest at 8% per annum on the average monthly balance. The balance owed on the line of credit is $520,713 at December 31, 1997.

NOTE 10 - RELATED PARTY TRANSACTIONS

In addition to the shares issued to acquire Lombardo's, the Company assumed a payable to the former shareholders of Lombardo's. The payable is unsecured, and is properly classified as a current liability. At December 31, 1997 the balance due to the shareholders was $115,839.