Form 10QSB
period 1998-03-31
DRY DAIRY INTERNATIONAL INC
filed 1999-07-28
CIK 814070

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                    FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission file number:  33-14065-D

                           DRY DAIRY INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             UTAH                                                87-0476117
-------------------------------                             -------------------

(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

    1133 4th Street, Suite 304, Sarasota, FL          33236
   -----------------------------------------       ----------
   (Address of principal executive offices)        (Zip Code)

                                (941) 362-0470
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
-------------------------------------------------------------------------------
 (Former name, former address, and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [ ] No [x] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of each of the issuer's classes of common stock, was 45,995,688 shares of common stock, par value $0.001, at March 31, 1998.

                                PART F/S

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

     The unaudited balance sheet of the Company as of March 31, 1998, and the related audited balance sheet of the Company as of December 31, 1997, and the related unaudited statements of operations, and cash flows for the three month period ended March 31, 1998 and 1997, and the unaudited statement of stockholders' equity for the period from December 31,1996 through March 31, 1998, are attached hereto and incorporated herein by this reference.

     Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that can be expected for the year ending December 31, 1998.

                                    DRY DAIRY INTERNATIONAL, INC.
                                    CONSOLIDATED BALANCE SHEETS

                                                   March 31,      DECEMBER 31,
                                                      1998            1997
                                                  (Unaudited)       (Audited)
                                                 ------------     ------------
            ASSETS
Current Assets:
Cash                                              $        0       $        0
Accounts receivable, net of allowance.(Note 2)       161,397          120,275
Inventory.(Note 4)                                    71,730           86,158
Deposits and other receivables                        29,437           18,993
                                                     -------          -------
          Total current assets                       262,564          225,426
                                                     -------          -------
Property and Equipment, Net.(Note 5)                 608,567          626,170
                                                     -------          -------
          Total Assets                            $  871,131       $  851,596
                                                     =======          =======

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Cash overdraft                                $   18,489       $   19,162
    Accounts payable                                 158,309          110,975
    Notes payable - current.(Note 7)                   4,361            5,886
    Taxes payable                                     18,626           10,743
    Payable - related party (Note 10)                133,468          115,839
    Line of credit - related party (Note 9)          599,683          520,713
                                                     -------          -------

          Total current liabilities                  932,936          783,318

Long Term Debt
     Notes payable - (Note 7)                          2,107            2,107
                                                     -------          -------
          Total Liabilities                          935,043          785,425
                                                     -------          -------

Stockholders' Equity:
     Stock authorized 50,000,000 shares at
     $0.001 par value; 45,995,688 shares
     issued and outstanding.                          45,996           45,996
     Additional paid-in capital                    2,611,897        2,611,897
     Accumulated deficit                          (2,721,805)      (2,591,722)
                                                   ---------        ---------

         Total Stockholders' Equity                  (63,912)          66,171
                                                   ---------         --------
         Total Liabilities and
         Stockholders' Equity                     $  871,131          851,596
                                                     =======          =======

                         DRY DAIRY INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                   FOR THE THREE MONTHS
                                   ENDED MARCH 31,
                                   1998            1997

                               (Unaudited)     (Unaudited)
                               -----------     -----------
Revenues:
 Sales                         $  527,628      $   60,654
 Cost of sales                    330,006          54,154
                                  -------          ------
 Gross profit                     197,622           6,520

Operating Expenses:
 Selling, general, and
 administrative                   302,349          90,425
 Depreciation                      21,000           9,962
                                  -------         -------
   Total operating
   Expenses                       323,349         100,387
                                  -------         -------
Net loss from
operations                       (125,727)        (93,867)

Other income (expenses):
 Interest                         (10,414)       (  2,575)
 Gain on sale of assets
 Rental Income                     11,096           1,899
  Return of common stock              -               -
 Other expenses                    (5,039)           (123)
                                  -------         -------
   Total other income
   (expense)                       (4,357)           (799)
                                  -------          ------
Net Income (Loss)                (130,084)        (94,666)
                                  =======          ======
Net gain (loss)
  per share                     $   (0.00)       $  (0.00)
                                     ====            ====
Weighted average
 number of shares
 outstanding.                  43,695,688      35,295,688
                               ==========      ==========

                                   DRY DAIRY INTERNATIONAL, INC.
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Additional
                             Common Stock
                                                           Paid-in            Accumulated
         Shares          Par Value          Capital            Development
                                                                                        Stage
                                  ---------       ----------        -----------        ------------
Balances,
December 31, 1996              $35,295,688          $35,296          1,707,797         ($1,536,314)

Common stock issued
for cash at $0.075
per share                        3,800,000            3,800            281,200                -

Common stock issued for
equipment at $0.010
per share                        2,800,000            2,800            277,200                -

Common stock issued for
cash at $0.100 per share         1,000,000            1,000             99,000                -

Common stock issued for
cash at $0.050 per share         1,800,000            1,800             89,000                -

Common stock issued for
debt at $0.10 per share            500,000              500             50,500                -

Reverse canceled shares            800,000              800            107,200                -

Net loss for the year
ended December 31, 1997               -                -                  -            $(1,055,408)
                                ----------           ------          ---------           ---------

Balance,
December 31, 1997               45,995,688         $ 45,996         $2,611,897         $(2,591,722)
                                ==========           ======          =========           =========

Net loss for the period
ended March 31, 1998                  -                -                  -               (130,083)

Balance, March 31, 1998         45,995,688         $ 45,996         $2,611,897         $(2,721,805)
                                ==========           ======          =========           =========


                                  DRY DAIRY INTERNATIONAL, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    FOR THE THREE MONTHS
                                                       ENDED MARCH 31

                                                  1998                   1997
                                               (Unaudited)           (Unaudited)
                                                 -----------           -----------
Operating Activities:
Net gain (loss)                               $  (130,084)           $  (94,666)
Adjustments to reconcile net
gain (loss) to net cash
provided by operating activities:
  Depreciation                                     21,000                 9,962
  (Increase) decrease in
  accounts receivable                             (41,122)                 (213)
  (Increase) decrease in
  inventory                                        14,428                 3,570
  (Increase) decrease in
  other current assets                            (10,444)              (69,395)
  Increase (decrease) in
  cash Overdraft                                     (673)                 -
  Increase (decrease) in
  accounts payable                                 47,335                56,123
  Increase (decrease) in
  accrued taxes                                     7,883                  (278)
                                                 --------               -------
  Net cash used by
  operating activities                            (91,677)              (94,897)
                                                   ------                ------
Investing Activities:
  Purchase of property and equipment               (3,397)                 -
                                                      -----                ------
  Net cash used by
  investing Activities                             (3,397)                 -
                                                      -----                ------
Financing Activities:
  Increase in notes payable                        (1,526)               (5,944)
  Increase (decrease) in Loan
  from shareholder                                 96,600                70,268
  Issuance of common stock                           -                   25,000
                                                   ------                ------
  Net cash provided by
  financing activities                             95,074                89,324
                                                   ------                ------
(Decrease) Increase in Cash                             0                (5,573)

Cash at beginning of period                             0                 9,605
                                                   ------                 -----
Cash at end of period                              $   (0)           $    4,032
                                                   ======                 =====
Supplemental cash flows information:
Cash paid for:
   Interest                                    $   10,414             $   2,580
   Taxes                                       $     -                $    -

                            DRY DAIRY INTERNATIONAL, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 1998 AND DECEMBER 31, 1997


NOTE 1 - ORGANIZATION
----------------------
     Dry Dairy International, Inc. (The Company) was incorporated under the laws of the state of Utah on March 6, 1987. The Company was organized for the purpose of providing a vehicle which could be used to raise capital and seek business opportunities believed to hold a potential for profit. The Company has decided to focus on specialty foods.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------
     Accounting Method: The Company's financial statements are prepared using the accrual method of accounting. The Company has a calendar fiscal year end. Cash and cash equivalents: Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

     Gain or loss per share: The computations of gain or loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

     Provision for taxes on income: At December 31, 1997, the Company had net operating loss carry forwards totaling approximately $2,590,000 that may be offset against future taxable income through the year 2012. No tax benefit has been reported in the financial statements, as the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation account of the same amount.

     Principles of consolidation: The accompanying financial statements include the accounts of Dry Dairy International, Inc. and its wholly owned subsidiaries Lombardo's Pastaria, Inc., Tulip Bakery, Inc. and NGU Distribution, Inc. All significant intercompany transactions have been eliminated.

     Inventories: Inventories are stated at the lower of cost or market. Property and Equipment: Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided on the straight-line basis over the estimated useful lives of the related assets. Major improvements and betterments of property are capitalized. Maintenance, repairs and minor improvements are charged to expense in the period incurred. Upon the sale or other disposition of property, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.

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

                            DRY DAIRY INTERNATIONAL, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 1998 AND DECEMBER 31, 1997

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------------
     Loss from Discontinued Operations: The Company has discontinued all yogurt operations and is now focusing on the pasta and bakery operations. The loss from discontinued operations for the year ended December 31, 1996, including sales of $116,131 as well as costs of $160,136 resulting in a net loss from discontinued operations of $44,005 for the year ended December 31, 1996.

     Accounts Receivable: Accounts receivable are shown net of the allowance for doubtful accounts of $2,390 and $2,390 at March 31, 1998 and December 31, 1997.

NOTE 3 - GOING CONCERN
-----------------------
     The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has little cash and has experienced losses from inception. On October 20, 1995, the Company announced that it had completed the sale of a controlling interest in the Company to Philip Lacerte of Dallas, Texas. The terms of the purchase agreement provided that the Company issued to Lacerte 13,827,500 shares of the Company's restricted common stock, which constitute 50.5% of the Company's outstanding shares, in exchange for cash of $110,000 and the extension of a line of credit for up to $250,000 to meet the Company's current needs.


NOTE 4 - INVENTORIES
--------------------
     Inventories are comprised of the following at March 31, 1998 and December 31, 1997 respectively:

          Raw materials                   $13,921          $12,341
          Packaging & other                31,157           32,941
          Finished goods                   26,652           40,876
                                           ------           ------
                                         $ 71,730          $86,158
                                           ======           ======

NOTE 5 - PROPERTY AND EQUIPMENT
--------------------------------
     Property and equipment consisted of the following at March 31, 1998 and December 31, 1997 respectively:

          Machinery and equipment          $624,070          $620,673
          Vehicle                            27,715            27,715
          Furniture and fixtures             35,234            35,234
          Leasehold improvements            151,215           151,215
                                            838,234           834,837
                                            -------           -------
          Less accumulated depreciation    (229,667)         (208,667)
          Property and equipment, net      $608,567          $626,170
                                           =========         =========

                            DRY DAIRY INTERNATIONAL, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 1998 AND DECEMBER 31, 1997

NOTE 6 - LEASES
----------------
     The Company has a five year lease on the 7,200 square foot facility where it produces its products, with two one-year options after that period. The lease requires the Company to maintain normal wear and tear maintenance on the premises. The Company will also pay for its pro-rated share of any and all increases in real estate taxes and building insurance.

     Future minimum lease payments under this lease as of March 31, 1998 and December 31, 1997 respectively are:

     1998                                    48,206           48,206
     1999                                    49,732           49,732
     2000                                     8,331            8,331
                                            -------          -------
                                           $106,269         $106,269
                                            =======          =======


NOTE 7 - NOTES PAYABLE
-----------------------
     Long-term debt is comprised of the following at March 31, 1998 and December 31, 1997 respectively:
                                                March 31    December 31
                                                   1998           1997
                                                   ----           ----
Installment note payable to a financial
institution, collateralized by vehicle,
interest at 10.75%, monthly payments of
$538 including interest, final payment
due May 1999.                                 $   6,468           7,993

Total notes payable                               6,468           7,993
                                                  -----           -----
       Less current maturities                   (4,361)         (5,886)
       Long-term debt                         $   2,107           2,107
                                                  =====           =====
The scheduled maturities
of long-term debt at March 31, 1998
and December 31, 1997 are as follows:

                                   1998        $  4,361           5,886
                                   1999           2,107           2,107
                                                  -----           -----
       Total long-term debt                    $  6,468           7,993
                                                  =====           =====

NOTE 8 - STOCK TRANSACTIONS
----------------------------
     During the year ended 1997, the Company issued 6,600,000 shares for cash at the average price of $0.07 per share, for net proceeds of $475,000. The Company also issued 500,000 shares for the payment of rent valued at $51,000. In April of 1997 the Company issued 2,800,000 shares of its restricted common stock to acquire the assets of Tulip Pita Bread Center II. The net assets were valued at $250,000, which approximates the predecessor cost to the seller.

                            DRY DAIRY INTERNATIONAL, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 1998 AND DECEMBER 31, 1997

NOTE 9 - LINE OF CREDIT - RELATED PARTY
----------------------------------------
     A shareholder of the Company has agreed to provide a line of credit to the Company of up to $600,000 for the purpose of purchasing raw material inventory and the direct costs related thereto. The line of credit bears interest a 8% per annum on the average monthly balance. The balance owed on the line of credit is $599,683 at March 31, 1998 and $520,713 at December 31, 1997.

NOTE 10 - RELATED PARTY TRANSACTIONS
-------------------------------------
     In addition to the shares issued to acquire Lombardo's the Company assumed a payable to the former shareholders of Lombardo's. The payable is unsecured, and is properly classified as a current liability. At March 31, 1998 and December 31, 1997 respectively the balance due to the shareholders was $10,343 and $10,343.

NOTE 11 - STOCK OPTION PLANS
-----------------------------
     The Company has granted stock options pursuant to the various stock options plans referred to in the table below:

                                  1995                         1996
                       -------------------------     -------------------------
                       Non-Qualified  Incentive      Non-Qualified  Incentive
                       Stock Option   Stock Option   Stock Option   Stock
Option
                       Plan           Plan           Plan           Plan
                       -------------  ------------   -------------  -----------
Outstanding, December
31, 1994                       -              -              -              -

Options Authorized        1,500,000      1,500,000           -              -
Options Issued During
Fiscal Year 1995           (955,000)           -             -              -
                          ---------      ---------      ---------     ---------
Unissued at December
31, 1995                    545,000      1,500,000           -              -

Options Canceled
April 1996                  800,000          -               -              -

Options Issued April
1996 net of non
performance cancellations   560,000          -         2,500,000      5,050,000

Options Exercised
July, August and
September 1996             (250,000)         -               -              -

Options Exercised
October through
December, 1996             (300,000)         -               -              -
                          ---------      ---------      ---------     ---------
Unissued at
March 31,1998               785,000      1,500,000      2,500,000     5,050,000
                          =========      =========      =========     =========

                            DRY DAIRY INTERNATIONAL, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 1998 AND DECEMBER 31, 1997

NOTE 12 - ASSET PURCHASE
-------------------------
     In April of 1997, the Company closed an asset purchase transaction with privately held Tulip Pita Bread Center II to purchase a production line for the manufacturing of pita bread and sweet bread loaves. The equipment is located in Ft. Myers, FL. In addition, the Company has purchased the distribution rights and assumed control of the direct store distribution system in place for "Tulip" bakery products. The Company has created two new subsidiaries, Tulip Bakery, Inc. to produce fresh baked goods for distribution and NGU Distribution, Inc. to manage the distribution of Tulip Bakery products.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation
------------------
     The Company is in the specialty food manufacturing and distribution business in the East and Southeast United States. The Company develops, manufactures and markets a line of specialty frozen pasta items and fresh baked pita and specialty bread items. In addition, the Company distributes fresh baked goods in the Southeastern United States.

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

     In November of 1997, the Company purchased the exclusive distribution rights for all fresh baked products produced by A&C Italian Bakery of Miami, FL. With distribution routes already in place, the addition of the A&C line on the Company's trucks it was felt would increase the profitability of each of the routes.

     The Company paid $250,000 cash for the exclusive rights to the A&C line. In February of 1998, A&C terminated the agreement with the Company without cause. The Company is at this time exploring it's options for legal remedies concerning this matter.

Liquidity and Capital Resources
--------------------------------
     At March 31, 1998, the Company had current assets of $262,564 and current liabilities of $932,936 resulting in working capital deficit of $ 670,372.

     During the first quarter of 1998, the Company increased the borrowing against its line of credit, including interest, by $78,970.

     Management anticipates the Company will continue to rely on both debt and equity financing of the Company's operations. The adverse situation with A&C Bakery has put additional cash flow pressure on the Company's operations. The Company is hopeful that the extension of the line of credit with Mr. Lacerte, will allow the Company to continue building revenues in hopes of future profitability.

     The Company will continue to seek other sources of financing in addition to its existing arrangements. However, due to the Company's overall financial condition, the Company does not anticipate substantial, if any, additional debt financing.

Results of Operations
----------------------
     During the three months ended March 31, 1998, the Company recorded sales of $527,628, compared to sales of $ 60,654 for the same three month period ended March 31, 1997. The increases in sales are due to the expansion of the Company's business into the pita bread and sweet bread bakery business.

Despite the increases in sales during the period, the Company had increased operating expenses, $323,349 for the three month period ended March 31,1997, a majority of which was associated with the Company's expansion into the bakery products line and expenses currently being incurred on sales and marketing efforts and programs in an attempt to attract new buyers for the Company's products.


                                 PART II
ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

EXHIBIT NO.             DESCRIPTION
-----------             -----------
        27              Financial Data Schedule

(b)  REPORTS ON FORM 8-K.

              NONE

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DRY DAIRY INTERNATIONAL, INC.
                                         [Registrant]


Dated:  July 28, 1999
                                         /S/Robert L. Matzig
                                             President