Form 10QSB
period 1998-06-30
DRY DAIRY INTERNATIONAL INC
filed 1999-07-28
CIK 814070

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission file number:  33-14065-D

                        DRY DAIRY INTERNATIONAL, INC.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

             UTAH                                              87-0476117
--------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

      1133 4th Street, Suite 304, Sarasota, FL           33236
      ----------------------------------------        ----------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [ ] No [X] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of each of the issuer's classes of common stock, was 45,995,688 shares of common stock, par value $0.001, as of June 30, 1998.

                                   PART F/S

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

     The unaudited balance sheet of the Company as of June 30, 1998, and the related audited balance sheet of the Company as of December 31, 1997, and the related unaudited statements of operations, and cash flows for the three and six month period ended June 30, 1998 and 1997, and the unaudited statement of stockholders' equity for the period from December 31, 1996 through June 30, 1998, are attached hereto and incorporated herein by this reference.

     Operating results for the six months ended June 30, 1998, are not necessarily indicative of the results that can be expected for the year ending December 31, 1998.

                                 DRY DAIRY INTERNATIONAL, INC.
                                  CONSOLIDATED BALANCE SHEETS

                                             June 30,                  DECEMBER 31,
                                              1998                         1997
                                           (Unaudited)                  (Audited)
                                          ------------               ------------
ASSETS
Current Assets:
Cash                                       $  (   182)                 $       0
Accounts receivable,
net of allowance.(Note 2)                      15,310                    120,275
Inventory.(Note 4)                             49,848                     86,158
Deposits and other receivables                 24,181                     18,993
                                              -------                   --------
          Total current assets                 89,157                    225,426
                                              -------                   --------
Property and Equipment,
Net.(Note 5)                                  587,567                    626,170
                                             --------                   --------
          Total Assets                     $  676,724                 $  851,596
                                             ========                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Cash overdraft                           $        0                 $   19,162
  Accounts payable                            105,223                    110,975
  Notes payable - current.
  (Note 7)                                      3,769                      5,886
  Taxes payable                                16,819                     10,743
  Payable - related party
  (Note 10)                                   119,468                    115,839
  Line of credit - related party
  (Note 9)                                    610,098                    520,713
                                              -------                    -------
         Total current liabilities            855,377                    783,318
Long Term Debt
     Notes payable - (Note 7)                  52,107                      2,107
                                              -------                    -------
         Total Liabilities                    907,484                    785,425
                                              -------                    -------
    Stockholders' Equity:
    Stock authorized 50,000,000
    shares at $0.001 par value;
    45,995,688 shares issued and
    outstanding.                               45,996                     45,996
    Additional paid-in capital              2,611,897                  2,611,897
    Accumulated deficit                    (2,888,653)                (2,591,722)
                                            ---------                  ---------
         Total Stockholders' Equity          (230,760)                    66,171
                                              -------                     ------
         Total Liabilities and
         Stockholders' Equity              $  676,724                    851,596
                                              =======                    =======

                          DRY DAIRY INTERNATIONAL, INC.
                          CONSOLIDATED STATEMENT OF OPERATIONS

                                    FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                       ENDED June 30,                     ENDED June 30,
                                 1998              1997                 1998           1997
                           (Unaudited)        (Unaudited)           (Unaudited)       (Unaudited)
                           -----------        -----------          ------------      -----------
Revenues:
sales                      $    64,178         $  436,538           $   591,806       $  497,192

Cost of sales                   33,199            333,200               363,206          387,334
                                ------            -------               -------          -------

Gross profit                    30,979            103,338               228,600          109,858


Operating Expenses:
  Selling, general, and
  administrative               124,909            268,650               427,259          359,074

   Depreciation                 21,000              9,164                42,000           19,127
                               -------            -------               -------          -------

   Total operating
   Expenses                    145,909            277,814               469,259          378,201
                               -------            -------               -------          -------

Net loss from
operations                    (114,930)          (174,476)             (240,659)        (268,343)


Other income (expenses):
   Interest                   ( 10,414)            (5,719)             ( 20,828)          (8,296)
   Loss on disposition        ( 56,501)          ( 56,501)                1,900
   Rental Income                15,000                                   26,096
   Other expenses                                    (535)               (5,039)            (657)
                               -------            -------               -------           ------
   Total other income
   (expense)                  ( 51,915)            (6,254)             ( 56,272)          (7,053)
                               -------            -------               -------            -----
Net Income (Loss)             (166,845)          (180,730)             (296,931)        (275,396)
                               =======            =======               =======          =======

Net gain (loss)
per share                     $  (0.00)          $  (0.00)             $  (0.01)         $ (0.01)
                                ======             ======                 =====           ======


Weighted average
 number of shares
 outstanding.               43,695,688         39,079,618            39,245,688       43,695,688
                            ==========         ==========            ==========       ==========

                                 DRY DAIRY INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                      Common Stock

                                   Shares          Amount           Paid-in           Accumulated
                                                                    Capital           Development
                                                                                                   Stage
                                                           --------       ---------        ----------         ------------

Balances,
December 31, 1996               35,295,688        $35,296         $1,707,797         ($1,536,314)

Common stock issued for
cash at $0.075 per share         3,800,000          3,800            281,200              -

Common stock issued for
Equipment at $0.100 per
share                            2,800,000          2,800            277,200              -

Common stock issued for
cash at $0.100 per share         1,000,000          1,000             99,000              -

Common stock issued for
cash at $0.050 per share         1,800,000          1,800             89,000              -

Common stock issued for
cash at $0.11 per share            500,000            500             50,500              -

Reverse canceled shares            800,000            800            107,200              -

Net loss for the year
ended December 31, 1997               -              -                  -            $(1,055,408)
                                  --------       --------           --------           ---------

Balance, December 31, 1997      45,995,688       $ 45,996         $2,611,897         $(2,591,722)
                                ==========         ======          =========           =========

Net loss for the period ended
  June 30, 1998                       -              -            -               (296,931)

Balance, June 30, 1998          45,995,688       $ 45,996         $2,611,897         $(2,888,653)
                                ==========        =======         ==========           =========


                                       DRY DAIRY INTERNATIONAL, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    FOR THE SIX MONTHS                FOR THE THREE MONTHS
                                    ENDED JUNE 30,                    ENDED JUNE 30,

                                     1998          1997                1998            1997
                                  (Unaudited)      (Unaudited)       (Unaudited)      (Unaudited)
                                  -----------      -----------        ----------       ----------
Operating Activities:
Net gain (loss)                   $ (166,846)      $ (180,730)       $ (296,931)      $ (275,396)

Adjustments to reconcile
net gain (loss) to net cash
provided by operating
activities:
  Depreciation                        21,000            9,164            42,000           19,127
  (Increase) decrease in
  accounts receivable                146,087          (88,833)          104,965          (89,046)
  (Increase) decrease in
  inventory                           21,882          (29,056)           36,310          (25,486)
  (Increase) decrease in
  other current assets                 5,256           66,915            (5,188)          (2,480)
  Increase (decrease) in
  accounts payable                   (71,394)         105,443           (24,732)         161,565
  Increase (decrease) in
  accrued taxes                       (1,807)             275             6,076               (3)
                                      ------          -------          --------          -------
   Net cash used by
    operating activities             (45,822)        (116,822)         (137,500)        (211,719)
                                      ------          -------           -------          -------
Investing Activities:
  Purchase of property
  and equipment                         -            (581,725)           (3,397)        (581,726)
                                      ------          -------             -----          -------
    Net cash used by
    investing activities                -            (581,725)           (3,397)        (581,726)
                                      ------          -------             -----          -------
Financing Activities:
  Increase in notes
  payable                             49,407           24,334            47,883           18,391
  Increase (decrease) in Loan
  from shareholder                    (3,585)          36,883            93,014          107,151
  Issuance of common stock              -             655,000              -             680,000
                                      ------          -------           -------          -------
   Net cash provided by
    financing activities              45,822          716,217           140,897          805,542
                                      ------          -------           -------          -------
(Decrease) Increase
in Cash                                    0           17,670                 0           12,097
Cash at beginning of period                0            4,032                 0            9,605
                                      ------          -------           -------           ------
Cash at end of period                 $    0         $ 21,702           $     0         $ 21,702
                                      ======          =======           =======           ======
Supplemental cash flows information:
Cash paid for:
  Interest                         $  10,414        $  20,828         $   5,719        $   8,295

  Taxes                            $    -           $    -            $    -           $    -


                           DRY DAIRY INTERNATIONAL, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 1998 AND DECEMBER 31, 1997

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

                           DRY DAIRY INTERNATIONAL, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 1998 AND DECEMBER 31, 1997

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
----------------------------------------------------------------
     Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Loss from Discontinued Operations: The Company has discontinued all yogurt operations and is now focusing on the pasta and bakery operations. The loss from discontinued operations for the year ended December 31, 1996, including sales of $116,131 as well as costs of $160,136 resulting in a net loss from discontinued operations of $44,005 for the year ended December 31, 1996.

     Accounts Receivable: Accounts receivable are shown net of the allowance for doubtful accounts of $2,930 and $2,930 at June 30, 1998 and December 31, 1997.

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

NOTE 4 - INVENTORIES
---------------------
     Inventories are comprised of the following at June 30, 1998 and December 31, 1997 respectively:

          Raw materials                   $15,991          $12,341
          Packaging & other                29,987           32,941
          Finished goods                    3,870           40,876
                                           ------           ------
                                          $49,848          $86,158
                                           ======           ======

                           DRY DAIRY INTERNATIONAL, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 1998 AND DECEMBER 31, 1997


NOTE 5 - PROPERTY AND EQUIPMENT
--------------------------------
     Property and equipment consisted of the following at June 30, 1998 and December 31, 1997 respectively:
Machinery and equipment                  $624,070         $620,673
          Vehicle                          27,715           27,715
          Furniture and fixtures           35,234           35,234
          Leasehold improvements          151,215          151,215
                                          -------          -------
                                          838,234          834,837
          Less accumulated depreciation  (250,667)        (208,667)
                                          -------          -------
          Property and equipment, net    $587,567         $626,170
                                          =======          =======

NOTE 6 - LEASES
----------------
     The Company has a five year lease on the 7,200 square foot facility where it produces its products, with two one-year options after that period. The lease requires the Company to maintain normal wear and tear maintenance on the premises. The Company will also pay for its pro-rated share of any and all increases in real estate taxes and building insurance.

     Future minimum lease payments under this lease as of June 30, 1998 and December 31, 1997 respectively are:

     1998                                   48,206           48,206
     1999                                   49,732           49,732
     2000                                    8,331            8,331
                                           -------          -------
                                          $106,269         $106,269
                                           =======          =======

NOTE 7 - NOTES PAYABLE
-----------------------
     Long-term debt is comprised of the following at June 30, 1998 and December 31, 1997 respectively:
                                                 June 30          December 31
                                                   1998              1997
                                                 -------          -----------
Installment note payable to a financial
institution, collateralized by vehicle,
interest at 10.75%, monthly payments of
$538 including interest, final payment
due February 1999.                               $ 5,876                7,993

                           DRY DAIRY INTERNATIONAL, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 1998 AND DECEMBER 31, 1997

NOTE 7 - NOTES PAYABLE (continued)
---------------------------------
Promissory Note issued May 1998, due in
0ne year with interest at 8%                     $50,000
     Total notes payable                          55,876                7,993
     Less current maturities                      (3,769)              (5,886)
                                                  ------                -----
     Long-term debt                              $52,107              $ 2,107
                                                  ======                =====
The scheduled maturities
of long-term debt at June 30, 1998
and December 31, 1997 are as follows:
                  1998                3,769               $5,886
                1999                               52,107            2,107
                                                  ------                -----
      Total long-term debt                       $55,876               $7,993
                                                  ======                =====

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

NOTE 9 - LINE OF CREDIT - RELATED PARTY
----------------------------------------
     A shareholder of the Company has agreed to provide a line of credit to the Company of up to $600,000 for the purpose of purchasing raw material inventory and the direct costs related thereto. The line of credit bears interest a 8% per annum on the average monthly balance. The balance owed on the line of credit is $610,098 at June 30, 1998 and $520,713 at December 31, 1997.

NOTE 10 - RELATED PARTY TRANSACTIONS
-------------------------------------
     In addition to the shares issued to acquire Lombardo's the Company assumed a payable to the former shareholders of Lombardo's. The payable is unsecured, and is properly classified as a current liability. At June 30, 1998 and December 31, 1997 respectively the balance due to the shareholders was $10,343 and $10,343.

                           DRY DAIRY INTERNATIONAL, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 1998 AND DECEMBER 31, 1997

NOTE 11 - STOCK OPTION PLANS
-----------------------------
     The Company has granted stock options pursuant to the various stock options plans referred to in the table below:

                                  1995                         1996
                       -------------------------     -------------------------
                       Non-Qualified  Incentive      Non-Qualified  Incentive
                       Stock Option   Stock Option   Stock Option   Stock
Option
                          Plan           Plan           Plan             Plan
                       ---------       ---------     ---------       ---------
Outstanding,
December 31, 1994          -              -              -               -

Options Authorized    1,500,000      1,500,000           -               -
Options Issued
During Fiscal
Year 1995              (955,000)          -              -               -
                       ---------       ---------      --------        --------
Unissued at
December 31, 1995       545,000      1,500,000           -               -

Options Canceled
April 1996              800,000           -              -               -

Options Issued April
1996 net of non
performance
cancellations           560,000           -         2,500,000       5,050,000
Options Exercised
July, August and
September 1996         (250,000)          -              -               -

Options Exercised
October through
December, 1996         (300,000)          -              -               -
                        -------      ---------      ---------       ---------
Unissued at June
31,1997                 785,000      1,500,000      2,500,000       5,050,000
                        =======      =========      =========       =========

                           DRY DAIRY INTERNATIONAL, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 1998 AND DECEMBER 31, 1997

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

     Currently, the Tulip products are distributed via direct store delivery to approximately 300 supermarkets in Florida.

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

     In November of 1997, the Company purchased the exclusive distribution rights for all fresh baked products produced by A&C Italian Bakery of Miami, FL. With distribution routes already in place, the addition of the A&C line on the Company=s trucks it was felt would increase the profitability of each of the routes.

     The Company paid $250,000 cash for the exclusive rights to the A&C line. In February of 1998, A&C terminated the agreement with the Company without cause. The Company is at this time exploring its options for legal remedies concerning this matter.

     In April of 1998, the Company entered into an operating agreement with the previous owners of Tulup Pita Bread II, from which the Company acquired certain assets in 1997. The operating agreement calls for a lease payment of $15,000 per quarter for use of the Company=s assets and the Company in turn transferred all operations along with the current accounts receivable and payable to the previous owners.

     In effect, the previous owners will assume the operations of the business and the Company will discontinue operations in the specialty bread business as of April 1, 1998. The debt incurred in purchasing the assets originally will continue on the books of the Company until the assets are sold.

Liquidity and Capital Resources
--------------------------------
     At June 30, 1998, the Company had current assets of $89,157 and current liabilities of $855,377 resulting in working capital deficit of $766,220.

     During the second quarter of 1998, the Company increased the borrowing against its line of credit, including interest, by $10,415.

     Management anticipates the Company will continue to rely on both debt and equity financing of the Company's operations. The adverse situation with A&C Bakery has put additional cash flow pressure on the Company=s operations. The Company is hopeful that the extension of the line of credit with Mr. Lacerte, will allow the Company to continue building revenues in hopes of future profitability.

     The Company will continue to seek other sources of financing in addition to its existing arrangements. However, due to the Company's overall financial condition, the Company does not anticipate substantial, if any, additional debt financing.

Results of Operations
----------------------
     During the six months ended June 30, 1998, the Company recorded sales of $591,806, compared to sales of $497,192 for the same six month period ended June 30, 1997. The Company expects a substantial decrease in sales during the remainder of the fiscal year due to the discontinuing of operations in the Company's pita bread and sweet bread bakery business. With the expected decrease in sales projected, the Company expects to decrease operating expenses.


                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

         None.


ITEM 2.  CHANGES IN SECURITIES

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) EXHIBITS.

EXHIBIT
  NO.           DESCRIPTION
--------        -----------
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