Form 10QSB
period 1998-09-30
DRY DAIRY INTERNATIONAL INC
filed 1999-07-28
CIK 814070

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                    FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission file number:  33-14065-D

                           DRY DAIRY INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            UTAH                                              87-0476117
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

         1133 4TH Street, Sarasota, FL                    33236
    ----------------------------------------           ----------
    (Address of principal executive offices)           (Zip Code)

                              (941) 768-3555
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

                              NOT APPLICABLE
-----------------------------------------------------------------------------
 (Former name, former address, and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [ ] No [X] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     The number of shares outstanding of each of the issuer's classes of common stock, was 45,995,688 shares of common stock, par value $0.001, as of September 30, 1998.

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

     The unaudited balance sheet of the Company as of September 30, 1998, and the related audited balance sheet of the Company as of December 31, 1997, and the related unaudited statements of operations, and cash flows for the nine month period ended September 30, 1998 and 1997, and the unaudited statement of stockholders' equity for the period from December 31,1996 through September 30, 1998, are attached hereto and incorporated herein by this reference.

     Operating results for the nine months ended September 30, 1998, are not necessarily indicative of the results that can be expected for the year ending December 31, 1998.

                          DRY DAIRY INTERNATIONAL, INC.
                            CONSOLIDATED BALANCE SHEETS

                                                   SEPTEMBER        DECEMBER
                                                       30,              31,
                                                      1998             1997
                                                  (Unaudited)       (Audited)
                                                 ------------      ----------
                   ASSETS
Current Assets:
Cash                                              $      128       $        0
Accounts receivable, net of allowance.(Note 2)         1,170          120,275
Inventory.(Note 4)                                     8,712           86,158
Deposits and other receivables                        20,797           18,993
                                                   ---------        ---------
Total current assets                                  30,807          225,426
                                                   ---------       ----------
Property and Equipment, Net.(Note 5)                 567,128          626,170
                                                   ----------       ---------
Total Assets                                      $  597,935       $  851,596
                                                   =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Cash overdraft                               $        0       $   19,162
     Accounts payable                                117,401          110,975
     Notes payable - current.(Note 7)                      0            5,886
     Taxes payable                                    17,170           10,743
     Payable - related party (Note 10)               125,468          115,839
     Line of credit - related party (Note 9)         622,301          520,713
                                                     -------          -------
          Total current liabilities                  882,340          783,318

Long Term Debt
     Notes payable - (Note 7)                         50,000            2,107
                                                     -------          -------
          Total Liabilities                          932,340          785,425
                                                     -------          -------
    Stockholders' Equity:
    Stock authorized 50,000,000 shares at
    $0.001 par value; 45,995,688 shares
    issued and outstanding.                           45,996           45,996
    Additional paid-in capital                     2,611,897        2,611,897
    Accumulated deficit                           (2,992,298)      (2,591,722)
                                                   ---------        ---------
          Total Stockholders' Equity                (334,405)          66,171
                                                   ---------        ---------
          Total Liabilities and
          Stockholders' Equity                    $  597,935          851,596
                                                   =========        =========

                                      DRY DAIRY INTERNATIONAL, INC.
                                   CONSOLIDATED STATEMENT OF OPERATIONS

                        FOR THE THREE MONTHS            FOR THE NINE MONTHS
                         ENDED September 30,            ENDED September 30,
                        1998            1997             1998         1997
                     (Unaudited)    (Unaudited)       (Unaudited)    (Unaudited)
                    ------------    -----------      ------------    -----------
Revenues:
 Sales              $     9,916     $  442,133      $   601,722      $  939,325
 Cost of sales           13,945        384,425          377,151         771,759
                        -------       --------          -------        --------
   Gross profit          (4,029)        57,708          224,571         167,566
Operating Expenses:
 Selling, general, and
 administrative          60,956        222,281          488,214         581,355
 Depreciation            21,000         31,622           63,000          50,749
                        -------       --------          -------         -------
   Total operating
   Expenses              81,956        253,913          551,214         632,104
                         ------        -------          -------         -------
Net loss from
operations              (77,927)      (196,195)        (326,643)       (464,538)

Other income (expenses):
 Interest               (12,203)        (4,337)         (33,031)        (12,632)
 Rental Income           15,000            538           41,096           2,438
 Other expenses         (20,456)        (6,068)         (81,997)         (6,726)
                         ------          -----           ------          ------
   Total other income
   (expense)            (23,253)        (9,867)         (73,932)        (16,920)
                        -------        -------          -------         -------
Net Income (Loss)      (103,644)      (206,062)        (400,575)       (481,458)
                        =======        =======          =======         =======
Net gain (loss)
per share             $   (0.00)      $  (0.00)        $  (0.00)        $ (0.01)
                        =======        =======          =======          ======
Weighted average
number of shares
outstanding.         43,695,688     43,695,688       43,695,688      41,720,688
                     ==========     ==========       ==========      ==========


                           DRY DAIRY INTERNATIONAL, INC.
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       Common Stock


          Shares          Amount         Paid-in            Accumulated
                                                                  Capital            Development
                                                                        Stage
                                 ---------       ---------      ----------          ------------
Balances,
December 31, 1996             $35,295,688         $35,296      $1,707,797          $ (1,536,314)

Common stock issued for
cash at $0.075 per share        3,800,000           3,800         281,200                  -

Common stock issued for
Equipment at $0.100 per
share                           2,800,000           2,800         277,200                  -

Common stock issued for
cash at $0.100 per share        1,000,000           1,000          99,000                  -

Common stock issued for
cash at $0.050 per share        1,800,000           1,800          89,000                  -

Common stock issued for
cash at $0.11 per share           500,000             500          50,500                  -

Reverse canceled shares           800,000             800         107,200                  -

Net loss for the year
ended December 31, 1997              -               -               -              $(1,055,048)
                               ----------        --------       ---------             ---------

Balance, December 31, 1997     45,995,688        $ 45,996      $2,611,897           $(2,591,722)
                               ==========         =======       =========             =========

Net loss for the period
   ended September 30, 1998       -        -         -                 (400,575)

Balance,
September 30, 1998             45,995,688       $ 45,996      $ 2,611,897          $(2,992,297)
                               ==========         ======        =========            =========


                                     DRY DAIRY INTERNATIONAL, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                         ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                           1998            1997            1998           1997
                                       (Unaudited)     (Unaudited)     (Unaudited)   (Unaudited)
                                       -----------     -----------     -----------    ----------
Operating Activities:
Net gain (loss)                        $ (103,644)     $ (206,062)     $ (400,575)   $ (481,458)

Adjustments to reconcile net gain
(loss) to net cash provided
by operating activities:
Depreciation                               21,000          31,622          63,000        50,749

Increase) decrease in accounts
Receivable                                 14,140         (29,847)        119,105      (118,894)
(Increase) decrease in
inventory                                  41,136          12,025          77,446       (13,461)
(Increase) decrease in other
current assets                              3,384          (2,506)         (1,804)       (4,986)

Increase (decrease) in accounts
payable                                    11,996         187,778         (12,736)      239,343
Increase (decrease) in accrued
taxes                                         351              83           6,427            80
                                          --------       ---------      ----------     ---------
       Net cash used by operating
activities                                (11,637)         (6,907)       (149,137)     (328,627)
                                          --------       ---------      ----------     ---------

Investing Activities:
Purchase of property and equipment           (561)         (3,258)         (3,958)     (584,983)
                                          --------       ---------      ----------     ---------

Net cash used by investing
activities                                   (561)         (3,258)         (3,958)     (584,983)
                                          --------       ---------      ----------     ---------

Financing Activities:
Increase (decrease)in notes
payable                                    (5,876)       (113,827)         42,007        14,564

Increase (decrease) in Loan
from shareholder                           18,202          52,290         111,216       159,441

Issuance of common stock                     -             50,000            -          730,000
                                          --------       ---------      ----------     ---------

Net cash provided by financing
activities                                 12,326         (11,537)        153,223       904,005
                                          --------       ---------      ----------     ---------
(Decrease) Increase in
Cash                                          128         (21,702)            128        (9,605)
Cash at beginning of period                     0          21,702               0         9,605
                                          --------       ---------      ----------     ---------

Cash at end of period                      $  128        $      0      $      128      $      0
                                          ========       =========      ==========     =========
Supplemental cash flows information:
Cash paid for:
Interest                                $  10,414        $  4,360      $    5,719      $ 12,707
Taxes                                   $     -          $     -       $      -        $   -

                            DRY DAIRY INTERNATIONAL, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

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

                            DRY DAIRY INTERNATIONAL, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------------
     Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Loss from Discontinued Operations: The Company has discontinued all yogurt operations and is now focusing on the pasta and bakery operations. The loss from discontinued operations for the year ended December 31, 1996, including sales of $116,131 as well as costs of $160,136 resulting in a net loss from discontinued operations of $44,005 for the year ended December 31, 1996.

     Accounts Receivable: Accounts receivable are shown net of the allowance for doubtful accounts of $2,930 and $2,930 at September 30, 1998 and December 31, 1997.

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


NOTE 4 - INVENTORIES
---------------------
     Inventories are comprised of the following at September 30, 1998 and December 31, 1997 respectively:

          Raw materials                   $ 8,712          $12,341
          Packaging & other                     0           32,941
          Finished goods                        0           40,876
                                          -------           ------
                                          $ 8,712          $86,158
                                          =======          =======

                            DRY DAIRY INTERNATIONAL, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

NOTE 5 - PROPERTY AND EQUIPMENT
--------------------------------
     Property and equipment consisted of the following at September 30, 1998 and December 31, 1997 respectively:

         Machinery and equipment           $624,631          $620,673
          Vehicle                            27,715            27,715
          Furniture and fixtures             35,234            35,234
          Leasehold improvements            151,215           151,215
                                           --------          --------
            Less accumulated depreciation  (271,667)         (208,667)
                                           --------          --------
            Property and equipment, net    $567,128          $626,170
                                           ========          ========


NOTE 6 - LEASES
----------------
     The Company has a five year lease on the 7,200 square foot facility where it produces its products, with two one-year options after that period. The lease requires the Company to maintain normal wear and tear maintenance on the premises. The Company will also pay for its pro-rated share of any and all increases in real estate taxes and building insurance.

     Future minimum lease payments under this lease as of September 30, 1998 and December 31, 1997 respectively are:

     1998                                   48,206           48,206
     1999                                   49,732           49,732
     2000                                    8,331            8,331
                                           -------          -------
                                          $106,269         $106,269
                                           =======          =======

NOTE 7 - NOTES PAYABLE
-----------------------
     Long-term debt is comprised of the following at September 30, 1998 and December 31, 1997 respectively:
                                               September 30    December 31
                                                   1998           1997
                                               ------------    -----------
Installment note payable to a financial
institution, collateralized by vehicle,
interest at 10.75%, monthly payments of
$538 including interest, final payment
due February 1999.                                $     0              7,993

Promissory Note issued May 1998, due in
0ne year with interest at 8%.                     $50,000

                            DRY DAIRY INTERNATIONAL, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1998 AND DECEMBER 31, 1997


     Total notes payable                           50,000              7,993
     Less current maturities                            0             (5,886)
                                                   ------              -----
     Long-term debt                               $50,000            $ 2,107
                                                   ======              =====
The scheduled maturities
of long-term debt at June 30, 1998
and December 31, 1997 are as follows:


                  1998                     0           $5,886
                1999                                50,000         2,107
   Total long-term debt                           $50,000           $7,993
                                                  =======          =======


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

NOTE 9 - LINE OF CREDIT - RELATED PARTY
----------------------------------------
     A shareholder of the Company has agreed to provide a line of credit to the Company of up to $622,301 for the purpose of purchasing raw material inventory and the direct costs related thereto. The line of credit bears interest a 8% per annum on the average monthly balance. The balance owed on the line of credit is $622,301 at September 30, 1998 and $520,713 at December 31, 1997.

NOTE 10 - RELATED PARTY TRANSACTIONS
-------------------------------------
     In addition to the shares issued to acquire Lombardo's the Company assumed a payable to the former shareholders of Lombardo's. The payable is unsecured, and is properly classified as a current liability. At September 30, 1998 and December 31, 1997 respectively the balance due to the shareholders was $10,343 and $10,343.

                            DRY DAIRY INTERNATIONAL, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

NOTE 11 - STOCK OPTION PLANS
-----------------------------
     The Company has granted stock options pursuant to the various stock options plans referred to in the table below:

                                  1995                         1996
                       -------------------------     ------------------------
                       Non-Qualified  Incentive      Non-Qualified  Incentive
                       Stock Option   Stock Option   Stock Option   Stock
Option
                           Plan           Plan           Plan           Plan
                       ---------      ----------      ---------     ---------
Outstanding,
December 31, 1994           -              -              -              -

Options Authorized     1,500,000      1,500,000           -              -
Options Issued During
Fiscal Year 1995        (955,000)          -              -              -
                        ---------      ---------      ---------     ---------
Unissued at
December 31, 1995        545,000      1,500,000           -              -

Options Canceled
April 1996               800,000           -              -              -

Options Issued April

1996 net of non
performance cancellations

                         560,000           -         2,500,000     5,050,000

Options Exercised
July, August and
September 1996          (250,000)          -              -             -


Options Exercised
October through
December, 1996          (300,000)          -              -             -
                        --------      ---------      ---------     ---------
Unissued at September
 30,1998                 785,000      1,500,000      2,500,000     5,050,000
                        ========      =========      =========     =========

                            DRY DAIRY INTERNATIONAL, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

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

     In April of 1998, the Company entered into an operating agreement with the previous owners of Tulup Pita Bread II, from which the Company acquired certain assets in 1997. The operating agreement calls for a lease payment of $15,000 per quarter for use of the Company's assets and the Company in turn transferred all accounts receivable and payable to the previous owners.

     In effect, the previous owners will assume the operations of the business and the Company will discontinue operations in the specialty bread business as of April 1, 1998. The debt incurred in purchasing the assets originally will continue on the books of the Company until the assets are sold.

     In August of 1998, the Company entered into an operating agreement with the previous owners of Lombardo's Pastaria, Inc, which the Company acquired in 1996. The operating agreement calls for a lease payment of $10,000 per quarter to begin in the fourth quarter of 1998, for use of the Company's assets and the Company in turn transferred all operations along with the current accounts receivable and payable to the previous owners.

     In effect, like the previous owners will assume operations of the business and the Company will discontinue operations in the gourmet pasta business as of August 1, 1998. The debt incurred in purchasing Lombardo's Pastaria, Inc. will continue on the books of the Company until the assets are sold.

Liquidity and Capital Resources
--------------------------------
     At June 30, 1998, the Company had current assets of $30,807 and current liabilities of $882,340 resulting in working capital deficit of $ 851,533.

     During the third quarter of 1998, the Company increased the borrowing against its line of credit, including interest, by $12,203.

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

Results of Operations
----------------------
     During the nine months ended September 30, 1998, the Company recorded sales of $601,722, compared to sales of $ 939,325 for the same nine month period ended September 30, 1997. The decrease in sales compared to recent quarters are due to the discontinuing of operations in the Company's pita bread and sweet bread bakery business and its pasta business. With the decreases in sales during the period, the Company had decreased operating expenses, $551,214 for the nine month period ended September 30, 1998. The Company expects to continue the trend of reduced sales through the end of the current fiscal year.

                                 PART II

ITEM 1.  LEGAL PROCEEDINGS

         None.


ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS


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