Form 10QSB
period 1999-03-31
DRY DAIRY INTERNATIONAL INC
filed 1999-10-21
CIK 814070

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission file number:  33-14065-D

                           DRY DAIRY INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              UTAH                                             87-0476117
-------------------------------                            ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

  1133 FOURTH ST, SARASOTA, FL                                   34236
---------------------------------------------              ------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [ ] No [X ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of common stock, was 45,995,688 shares of common stock, par value $0.001, as of March 31, 1999.

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

     The unaudited balance sheet of the Company as of March 31, 1999, and the related audited balance sheet of the Company as of December 31, 1998, and the related unaudited statements of operations, and cash flows for the three month period ended March 31, 1998 and 1999, and the unaudited statement of stockholders' equity for the period from December 31,1997 through March 31, 1999, are attached hereto and incorporated herein by this reference.

     Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that can be expected for the year ending December 31, 1999.

               DRY DAIRY INTERNATIONAL, INC. AND SUBSIDIARIES
                       (A Development Stage Company)
                        CONSOLIDATED BALANCE SHEETS


                                                   March 31,     DECEMBER 31,
                                                      1999          1998
                                                  (Unaudited)     (Audited)
                                                 ------------    ------------
                                      ASSETS

Current Assets:

Cash                                             $       62       $     161

                                                 ----------       ---------
          Total current assets                           62             161
                                                 ----------       ---------
          Total Assets                           $       62       $     161
                                                 ==========       =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Reserve for discontinued operations (Note 6)$  524,336       $ 524,336
     Accounts payable                                14,678               0
     Notes payable - shareholder (Note 7)            50,000          50,000
     Accrued interest payable                         3,667           2,667
     Payable - related party                         21,000               0
     Line of credit - related party (Note 5)        647,193         634,503
                                                  ---------       ---------
          Total current liabilities               1,260,874       1,211,506
                                                  ---------       ---------
          Total Liabilities                       1,260,874       1,211,506
                                                  ---------       ---------

Stockholders' Equity:

     Stock authorized 50,000,000 shares at
      $0.001 par value; 45,995,688 shares
      issued and outstanding.                        45,996          45,996
     Additional paid-in capital                   2,611,897       2,611,897
     Accumulated deficit prior to
      development stage                          (2,591,722)     (2,591,722)
     Accumulated deficit from the inception
      Of development stage                       (1,326,983)     (1,277,516)
                                                  ---------       ---------
         Total Stockholders' Equity (Deficit)    (1,260,812)     (1,211,345)
                                                  ---------       ---------
        Total Liabilities and
          Stockholders' Equity                   $       62       $     161


                                                 ==========       =========

A accompanying footnotes are an integral part of these consolidated financial statements.

                 DRY DAIRY INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                   FROM
                                                                 INCEPTION
                                                                  OF THE
                                                                DEVELOPMENT
                                                                  STAGE ON
                                                                 JANUARY 1,
                                        FOR THE THREE MONTHS       1998
                                            ENDED MARCH 31,       THROUGH
                                        1999            1998      MARCH 31,
                                     (Unaudited)     (Unaudited)    1999
                                     -----------     ----------- ------------

Revenues                             $      -        $      -    $      -
                                     -----------     ----------- -----------
Expenses                                  42,555            -         42,555
                                     -----------     ----------- -----------
Loss From Operations Before Loss
 From Discontinued Operations             42,555            -         42,555
                                     -----------     ----------- -----------
Loss From Discontinued Operations           -            130,084   1,277,516
                                     -----------     ----------- -----------
Net Income (Loss)                    $   (42,555)    $  (130,084) (1,320,071)
                                     ===========     =========== ===========
Net gain (loss) per share            $     (0.00)    $     (0.03)
                                     ===========     ===========

Weighted average number of shares
 outstanding.                         45,995,688      43,695,688
                                     ===========     ===========

The accompanying footnotes are an integral part of these consolidated financial statements.

                    DRY DAIRY INTERNATIONAL, INC. AND SUBSIDIARIES
                            (A Development Stage Company)
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      Additional
                               Common Stock             Paid-in    Accumulated
                            Shares      Par Value       Capital      Deficit
                           ---------    ---------     ----------    ---------
Balance,
December 31, 1996        35,295,688      $35,296     $1,707,797   $(1,536,314)
                         ==========      =======     ==========   ===========
Common stock issued for
 cash at $0.075 per
 share                    3,800,000        3,800        281,200          -

Common stock issued for
equipment at $0.010 per
share                     2,800,000        2,800        277,200          -

Common stock issued for
 cash at $0.10 per share  1,000,000        1,000         99,000          -

Common stock issued for
 cash at $0.050 per share 1,800,000        1,800         89,000          -

Common stock issued for
 debt at $0.10 per share    500,000          500         50,500          -

Reverse canceled shares     800,000          800        107,200          -

Net loss for the year
ended December 31, 1997        -            -              -       (1,055,408)
                         ----------     --------     ----------   -----------
Balance,
December 31, 1997        45,995,688     $ 45,996     $2,611,897   $(2,591,722)
                         ==========     ========     ==========   ===========
Net loss for the year
ended December 31, 1998        -            -              -       (1,277,516)
                         ----------     --------     ----------   -----------
Balance,
December 31, 1998        45,995,688     $ 45,996     $2,611,897   $(3,869,238)
                         ==========     ========     ==========   ===========
Net loss for the period
 ended March 31, 1999
 (Unaudited)                   -            -              -          (42,555)
                         ----------     --------     ----------   -----------
Balance, March 31, 1999  45,995,688     $ 45,996     $2,611,897   $(3,911,793)
                         ==========     ========     ==========   ===========

The accompanying footnotes are an integral part of these consolidated financial statements.

                   DRY DAIRY INTERNATIONAL, INC. AND SUBSIDIARIES
                           (A Development Stage Company)
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                   FROM
                                                                 INCEPTION
                                                                  OF THE
                                                                DEVELOPMENT
                                                                  STAGE ON
                                                                 JANUARY 1,
                                        FOR THE THREE MONTHS       1998
                                            ENDED MARCH 31,       THROUGH
                                        1999            1998      MARCH 31,
                                     (Unaudited)     (Unaudited)    1999
                                     -----------     ----------- ------------
Operating Activities:
Net gain (loss)                      $(  42,555)   $  (130,084)  $(1,320,071)
Adjustments to reconcile net gain
 (loss) to net cash provided
 by operating activities:
   Common Stock issued for services        -              -             -
   Loss on discontinued operations         -              -          851,596
Changes in operating assets and
   liabilities:
   Depreciation                            -            21,000          -
   Increase (decrease) in accounts
    receivable                             -           (41,122)         -
   (Increase) decrease in inventory        -            14,428          -
   (Increase) decrease in other
    current assets                         -           (10,444)         -
   Increase (decrease) in cash
    overdraft
   Increase (decrease) in accounts
    payable and other current payables   28,766         47,335       132,421
   Increase (decrease) in accrued
    taxes                                  -             7,883          -
   Increase (decrease) in accrued
    interest                              1,000           -            1,000
                                     ----------     ----------    ----------
Net cash used by operating activities   (12,789)       (91,677)     (355,054)
                                     ----------     ----------    ----------
Investing Activities:
 Purchase of property and equipment        -            (3,397)         -
                                     ----------     ----------    ----------
Net cash used by investing activities      -            (3,397)         -
                                     ----------     ----------    ----------
Financing Activities:
 Proceeds from notes and
  line of credit payable   related       12,690        96,000        343,109
 Repayment of notes payable                -           (1,526)        (7,993)
 Issuance of common stock for cash         -             -              -
                                     ----------     ---------     ----------
Net cash provided by financing
     activities                          12,690        95,074        335,116
                                     ----------     ---------     ----------
(Decrease) Increase in Cash                 (99)         -                62

Cash at beginning of period                 161          -                 0
                                     ----------     ---------     ----------
Cash at end of period                $       62     $    -        $       62
                                     ==========     =========     ==========
Supplemental cash flows information:
Cash paid for:
   Interest                        $     13,690    $   10,414
   Taxes                           $       -       $     -

                  DRY DAIRY INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1999 AND DECEMBER 31, 1998

NOTE 1   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited consolidated financial statements. The results of operations for the periods ended March 31, 1999 and 1998 are not necessarily indicative of the operating results for the full years.


NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through March 31, 1999, and has a working capital deficit at March 31, 1999. Revenues have not been sufficient to cover it's operating costs and to allow it to continue as a going concern. The potential proceeds from the sale of common stock, other contemplated debt and equity financing, and increases in operating revenues from new developments would enable the Company to continue as a going concern. There can be no assurance that the Company can or will be able to complete any debt or equity financing. If these efforts are not successful, management is committed to meeting the operational cash flow needs of the Company.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Plan of Operation

The Company began the year reclassified as a development stage company having discontinued operations in all three of it's subsidiaries during fiscal year 1998. Due to the lack of assets and available funds, the Company's 1998 fiscal year audited financial statements contain a "going concern" disclosure which places into question the Company's ability to continue without substantial increases in revenue or financing. Currently, the Company is in search of candidates for merger which would bring operations to the Company.

On October 20, 1995, the Company completed the sale of a controlling interest in the Company to Mr. Philip R. Lacerte of Dallas, Texas. The terms of the purchase agreement provided that the Company issue to Mr. Lacerte, 13,827,500 shares of the Company s restricted common stock, at the time constituting 50.5% of the Company s total issued and outstanding shares, in exchange for a cash payment of $110,000 and the extension of a line of credit for up to $550,000, to meet the Company s then operational needs. Interest on the line of credit is eight percent (8%) per annum.

During the fiscal year ended December 31, 1998, the line of credit was increased to $650,000 and $634,503 of credit and interest was extended under the terms of the line of credit agreement. This balance was due and owing at December 31, 1998. During the quarter ended March 31, 1999, the line of credit balance due increased to $647,193.


Liquidity and Capital Resources

     At March 31, 1999, the Company had total current assets of $62 and total current liabilities of $1,253,962, resulting in a working capital deficit of $(1,253,900), as opposed to current assets of $262,564 and total current liabilities of $932,936 at March 31, 1998, resulting in a working capital deficit of $(670,372).

 During the first quarter ended March 31,1999, the Company issued no shares of its common stock. During the fiscal year ended December 31, 1998, the Company issued no shares of it's common stock.

     Management believes that new acquisitions of companies with current operations can be successfully financed by third parties. The Company will continue to seek other sources of financing. Due to the Company's financial condition it does not anticipate receiving substantial, if any, debt financing.

Results of Operations

 The Company has experienced a loss from discontinued operations of $1,320,071 from inception of January 1, 1998 until March 31, 1999. At December 31, 1998, the Company had an accumulated deficit of $2,591,722 prior to it's reclassification as a development stage company, in large part attributed to bad investments prior to the acquisitions of Dry Dairy and Lombardo's Pastaria, plus the operating losses incurred by the Company during fiscal year 1995 and 1996. The Company incurred an accumulated deficit of $1,277,516 during its re-classified development stage operations of 1998.




                         PART II - OTHER INFORMATION
                          ITEM 1.  LEGAL PROCEEDINGS

The Company has filed an arbitration suit in accordance with the terms of it's distribution agreement with A&C Bakeries, Inc. The Company is seeking to have it's $250,000 up-front purchase price returned as well as other start-up costs and damages from the termination of the agreement without cause by A&C. In addition, the Company has successfully filed for and been awarded an injunction blocking the withdrawal of funds by A&C Bakeries against a $250,000 letter of credit posted by the Company and guaranteed by a shareholder.


                         ITEM 2.  CHANGES IN SECURITIES

     None.


                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.


      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 30, 1999 the Company held a special meeting of Shareholders and approved two amendments to it's articles of incorporation. Article 1 was amended to authorize a name change to Dryden Industries, Inc. and Article four was amended to authorize an increase in the number of shares authorized for issuance from 50,000,000 to 150,000,000.

  The changes to the Company's Articles of Incorporation were not submitted to the State of Utah until the second quarter and therefore the effective date for the amendments was June 9, 1999.

  The number of issued and outstanding shares entitled to vote on these Amendments to the Articles of Incorporation was 45,995,688 of which number 25,000,000 shares voted in favor and none opposed.

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

                                         DRY DAIRY INTERNATIONAL, INC.
                                         [Registrant]

Dated:  October 21, 1999
                                         /S/Robert L. Matzig
                                             President