Form 10QSB
period 1999-06-30
DRY DAIRY INTERNATIONAL INC
filed 1999-10-21
CIK 814070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                    FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to___________________.

Commission file number:  33-14065-D

                           DRYDEN INDUSTRIES,INC.
             (Exact name of registrant as specified in its charter)

              UTAH                                             87-0476117
(State or other jurisdiction of                            (I.R.S.Employer
incorporation or organization)                            Identification No.)

  1133 Fourth St. Sarasota, FL                                      34236
(Address of principal executive offices)                          (Zip Code)

                                  (941) 362-0470
                (Registrant's telephone number, including area code)

                                  DRY DAIRY INTERNATIONAL, INC.
(Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of common stock, was 45,995,688 shares of common stock, par value $0.001, as of June 30, 1999.

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

     The unaudited balance sheet of the Company as of June 30, 1999, and the related audited balance sheet of the Company as of December 31, 1998, and the related unaudited statements of operations, and cash flows for the three and six month periods ended June 30, 1998 and 1999, and the unaudited statement of stockholders' equity for the period from December 31, 1996 through June 30, 1999, are attached hereto and incorporated herein by this reference.

     Operating results for the six months ended June 30, 1999, are not necessarily indicative of the results that can be expected for the year ending December 31, 1999.

DRYDEN INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY DRY DAIRY INTERNATIONAL, INC. AND SUBSIDIARIES)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS



                                                    JUNE 30,     DECEMBER 31,
                                                      1999          1998
                                                  (Unaudited)     (Audited)
                                                 ------------    ------------
                                      ASSETS

Current Assets:
Cash                                             $ (     25)      $     161
                                                  ----------      ----------
          Total current assets                     (     25)            161
                                                  ----------      ----------

          Total Assets                           $ (     25)      $     161
                                                  ==========      ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Reserve for discontinued operations         $  594,336       $ 524,336
     Accounts payable                                18,620               0
     Notes payable - shareholder                     50,000          50,000
     Accrued interest payable                         4,667           2,667
     Payable - related party                         42,000               0
     Line of credit - related party                 660,187         634,503
                                                 ----------      ----------

          Total current liabilities               1,369,810       1,211,506
                                                 ----------      ----------
          Total Liabilities                       1,369,810       1,211,506
                                                 ----------      ----------

Stockholders' Equity:
     Stock authorized 150,000,000 shares at
      $0.001 par value; 45,995,688 shares
      issued and outstanding.                        45,996          45,996
     Additional paid-in capital                   2,611,897       2,611,897
     Accumulated deficit prior to
      development stage                          (2,591,722)     (2,591,722)
     Accumulated deficit from the inception
      of development stage                       (1,436,006)     (1,277,516)
                                                  ----------      ----------

         Total Stockholders' Equity (Deficit)    (1,369,835)     (1,211,345)
                                                 -----------      ----------
         Total Liabilities and
          Stockholders' Equity                   $(      25)      $     161
                                                  ==========      =========

DRYDEN INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY DRY DAIRY INTERNATIONAL, INC. AND SUBSIDIARIES)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

             		                                                          									    FROM
                 									                                                        	INCEPTION
                                                                            					    OF THE
                                                                										        DEVELOPMENT
					                                                                          				 STAGE ON
	                                                                         									JANUARY 1,
                        FOR THE THREE MONTHS            FOR THE SIX MONTHS       1998 THROUGH
                           ENDED June 30,                  ENDED June 30,           JUNE 30,
                        1999            1998             1999         1998            1999
                     (Unaudited)    (Unaudited)       (Unaudited) (Unaudited)     (Unaudited)
                    ------------    -----------      ------------ ------------   -------------

Revenues              $     -       $    -          $      -      $     -        $      -
                        -------       --------          --------     -------      ------------
Expenses                115,935          -               158,490        -               -
                        -------       --------          --------     -------      ------------
Loss Before Operations
 Before Loss From Discontinued
 Operations             115,935          -               158,490        -             158,490
                   			  -------       --------          --------     -------      ------------
Loss From Discontinued
 Operations                 -          166,846              -        296,931        1,277,516
                        -------       --------           --------    -------      ------------
Net (loss)            $ (115,935)    $(166,846)      $  (158,490)  $(296,931)   $  (1,436,006)
                       =========      =========         =========   =========     ============
Net (loss)
  per share           $  (0.00)      $  (0.00)         $  (0.01)     $ (0.01)
                       =========      =========        =========    =========

Weighted average
 number of shares
 outstanding.        45,995,688      43,695,68        45,995,688   43,695,688
                     ==========      ==========       ==========   ==========

DRYDEN INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY DRY DAIRY INTERNATIONAL, INC. AND SUBSIDIARIES)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

  Common Stock
                        Paid-in   Accumulated
  				     Shares       Amount                Development
                        Capital      Stage
                           ---------    ---------
                                                     ----------  ------------
Balances,
December 31, 1996         $35,295,688    $35,296    $1,707,797   ($1,536,314)

Common stock issued for cash
at $0.075 per share         3,800,000      3,800       281,200         -

Common stock issued for
Equipment at $0.075 per share
                            2,800,000      2,800       277,200         -

Common stock issued for cash
at $0.100 per share         1,000,000      1,000        99,000         -

Common stock issued for cash
at $0.050 per share         1,800,000      1,800        89,000         -

Common stock issued for cash
at $0.11 per share            500,000        500        50,500         -

Reverse canceled shares       800,000        800        107,200        -

Net loss for the year
ended December 31, 1997         -              -           -     $(1,055,048)
                            --------       --------     --------  ----------

Balance, December 31, 1997 45,995,688     $ 45,996   $2,611,897  $(2,591,772)
                           ==========     =========  ==========  ===========

Net loss for the year
 Ended December 31 1998        -               -           -     $(1,277,516)

Balance, December 31 1998  45,995,688     $ 45,996   $2,611,897  $(3,869,238)
                           ==========     =========  ==========  ============

Net loss for the period ended
June 30, 1999 (Unaudited)      -	           -	     -        (158,490)
				   ----------     ---------  ----------  ------------
Balance, June 30, 1999
(Unaudited)      		   45,995,688     $ 45,996   $2,611,897  $(3,027,728)
                           ==========     =========  ==========   ===========

DRYDEN INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY DRY DAIRY INTERNATIONAL, INC. AND SUBSIDIARIES)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   FROM
                                                                  								      INCEPTION
	                                                                									        OF THE
	                                                               									     DEVELOPMENT
										                                                                  STAGE ON JANUARY 1,
                             FOR THE THREE MONTHS        FOR THE SIX MONTHS   1998 THROUGH
                                 ENDED JUNE 30,            ENDED JUNE 30,       JUNE 30,
                              1999          1998          1999        1998        1999
                          (Unaudited)   (Unaudited)   (Unaudited) (Unaudited)  (Unaudited)
                         -----------   -----------    ----------- ----------  -------------
Operating Activities:
Net gain (loss)         $( 115,935)   $( 166,846)   $( 158,490)   $( 296,931) $(1,436,006)
Adjustments to reconcile net gain
 (loss) to net cash provided
 by operating activities:
  Depreciation                -           21,000          -           42,000        -
  Loss on discontinued
  Operations                                                                      851,596
Changes in operating assets
  and liabilities:
 (Increase) decrease in accounts
    receivable                -          146,087          -          104,965        -
  (Increase) decrease in
    inventory                 -           21,882          -           36,310        -
  (Increase) decrease in other
    current assets                         5,256          -        (   5,188)       -
  Increase (decrease) in accounts
    payable                101,854     (  71,394)      130,620     (  24,732)     234,275
  Increase (decrease) in accrued
    taxes                     -        (   1,807)         -            6,076        -
  Increase (decrease) in accrued
    Interest                 1,000           -           2,000           -          2,000
                           --------     ---------    ----------     ---------   ---------
    Net cash used by operating
      activities         (  13,081)     ( 45,822)    (  25,870)    ( 137,500)    (348,135)
                           --------     ---------    ----------     ---------   ----------
Investing Activities:
 Purchase of property and equipment
                              -              -            -        (   3,397)       -
                           --------     ---------    ----------     ---------   ----------
    Net cash used by investing
     activities               -              -            -        (   3,397)       -
                           --------     ---------    ----------     ---------   ----------
Financing Activities:
 Increase in notes
   payable                    -           49,407          -           47,883       (7,993)
 Increase (decrease) in Loan
   from shareholder         12,994        (3,585)       25,684        93,014      356,103
 Issuance of common stock     -              -            -              -          -
                           --------     ---------    ----------     ---------    ----------
    Net cash provided by financing
     activities             12,994        45,822        25,684       140,897      348,110
                           --------     ---------    ----------     ---------    ----------
(Decrease) Increase in
  Cash                         (87)            0          (186)            0          (25)
Cash at beginning of period     62             0           161             0            0
                           --------     ---------    ----------     ---------    ----------
Cash at end of period       $  (25)     $      0    $      (25)     $      0    $     (25)
                           ========     =========    ==========     =========    ==========
Supplemental cash flows information:
Cash paid for:
 Interest                 $  13,994    $  20,828    $   27,684      $  8,295
 Taxes                    $     -      $     -      $      -        $      -

DRYDEN INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY DRY DAIRY INTERNATIONAL, INC. AND SUBSIDIARIES)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1998 AND DECEMBER 31, 1997


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited consolidated financial statements. The results of operations for the periods ended June 30, 1999 and 1998 are not necessarily the results of operations for the full year.


NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through June 30, 1999, and has a working capital deficit at June 30, 1999. Revenues have not been sufficient to cover it's operating costs and to allow it to continue as a going concern. The potential proceeds from the sale of common stock, other contemplated debt and equity financing, and increases in operating revenues from new developments would enable the Company to continue as a going concern. There can be no assurance that the Company can or will be able to complete any debt or equity financing. If these efforts are not successful, management is committed to meeting the operational cash flow needs of the Company.

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

During the fiscal year ended December 31, 1998, the line of credit was increased to $650,000 and $634,503 of credit and interest was extended under the terms of the line of credit agreement. This balance was due and owing at December 31, 1998. During the quarter ended June 30, 1999, the line of credit balance due increased to $660,187.

Liquidity and Capital Resources

At June 30, 1999, the Company had total current assets of $(25) and total current liabilities of $1,369,810, resulting in a working capital deficit of $(1,369,835), as opposed to current assets of $89,157 and total current liabilities of $905,376 at June 30, 1998, resulting in a working capital deficit of $(816,219).

During the six month period ended June 30,1999, the Company issued no shares of its common stock. During the fiscal year ended December 31, 1998, the Company issued no shares of it's common stock.

Management believes that new acquisitions of companies with current operations can be successfully financed by third parties. The Company will continue to seek other sources of financing. Due to the Company's financial condition it does not anticipate receiving substantial, if any, debt financing.

Results of Operations

 The Company has experienced a loss from discontinued operations of $1,436,006 from inception of January 1, 1998 until June 30, 1999. At December 31, 1998, the Company had an accumulated deficit of $2,591,722 prior to it's reclassification as a development stage company, in large part attributed to bad investments prior to the acquisitions of Dry Dairy and Lombardo's Pastaria, plus the operating losses incurred by the Company during fiscal year 1995 and 1996.

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

(b)  REPORTS ON FORM 8-K

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