Form 10KSB
period 1998-12-31
DRYDEN INDUSTRIES INC
filed 1999-10-27
CIK 814070

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                 FORM 10-KSB
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended       December 31, 1998
                                     -----------------
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ________ to __________

            Commission File Number          33-14065-D
                                            ----------
                         DRY DAIRY INTERNATIONAL, INC.
                         -----------------------------
              (Exact name of registrant as specified in charter)

           Utah                                   87-0476117
------------------------------             -------------------------
State or other jurisdiction of             (I.R.S. Employer I.D. No.)
incorporation or organization

1133 Fourth St., Sarasota, Florida                          34236
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code (941)  362-0470
                                               ---------------
Securities registered pursuant to section 12(b) of the Act:

Title of each class       Name of each exchange on which registered
        None                                  N/A
------------------        -----------------------------------------

Securities registered pursuant to section 12(g) of the Act:
                                   None
                             ---------------
                             (Title of class)

  Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [ ] No [X] (2) Yes [X] No [ ]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.    [X]

  State issuer's revenues for its most recent fiscal year:  $  -0-
                                                            ----------

  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

  At December 31, 1998, the aggregate market value of the voting stock held by nonaffiliates was $399,124 (based on 26,608,288 shares held by nonaffiliates multiplied by a bid price of $0.015 per share).

  As of December 31, 1998, the Registrant had 45,955,688 shares of common stock issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933:

  NONE.

                              TABLE OF CONTENTS

PART I                                                                    PAGE
------                                                                    ----

ITEM 1.     DESCRIPTION OF BUSINESS.......................................   4

ITEM 2.     LEGAL PROCEEDINGS.............................................   5

ITEM 3.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   6

PART II
-------

ITEM 4.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......   6

ITEM 5.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....   7

ITEM 6.     FINANCIAL STATEMENTS..........................................   8

ITEM 7.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE...........................   8

PART III
--------

ITEM 8.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
            ACT...........................................................   8

ITEM 9.     EXECUTIVE COMPENSATION........................................   9

ITEM 10.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT................................................  11

ITEM 11.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................  12

PART IV
-------

ITEM 12.    EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K........  13

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

     In November 1997, the Company paid $250,000 cash to A&C Bakeries, Inc. of Miami, Florida for the exclusive distribution rights for all fresh-baked products for the Florida and Georgia markets. Management estimated the annual sales to be in excess of $7,000,000 from the deal. In January of 1998, A&C terminated the contract without cause. The Company has filed an arbitration suit against A&C seeking the return of funds invested and damages from A&C.

     In March of 1998, the Company discontinued operations in its NGU Distribution, Inc. and Tulip Bakery subsidiaries as a result of the losses resulting from the cancellation of the exclusive distribution agreement. In June 1998, the Company discontinued operations in its Lombardo's Pastaria, Inc. subsidiary, as a result of recurring losses in the subsidiary.

     The Company has changed its status to a development stage company and written off the assets that were attributable to its three operating subsidiaries. Management is now in search of acquisition candidates that will bring operations to the Company going forward.

Employees

     The Company currently employs one person who serves as the Company's President and Chairman. Professional fees are paid to a controller.


                           ITEM 2. LEGAL PROCEEDINGS

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

       ITEM 3. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

                 None

                                   PART II
      ITEM 4. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The table on the following page sets forth, for the respective periods indicated, the prices for the Company's common stock in the over-the-counter market as reported by the NASD's OTC Bulletin Board. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

At December 31, 1998, the Company's Common Stock was quoted on the OTC Bulletin Board at a bid and asked price of $0.015 and $0.02, respectively.

Fiscal Year Ended December 31, 1996           High Bid      Low Bid
-----------------------------------           --------      -------
First Quarter                                  $0.08         $0.03
Second Quarter                                 $0.37         $0.05
Third Quarter                                  $0.21         $0.08
Fourth Quarter                                 $0.12         $0.08

Fiscal Year Ending December 31, 1997
------------------------------------
First Quarter                                  $0.12         $0.08
Second Quarter                                 $0.16         $0.08
Third Quarter                                  $0.14         $0.08
Fourth Quarter                                 $0.12         $0.07

Fiscal Year Ending December 31, 1998
------------------------------------
First Quarter                                  $0.09         $0.06
Second Quarter                                 $0.06         $0.03
Third Quarter                                  $0.05         $0.02
Fourth Quarter                                 $0.04         $0.01

     Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At December 31, 1999, the Company had approximately 169 shareholders of record based on information provided by the Company's transfer agent.

      ITEM 5.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

     The Company began the year as a manufacturer and marketer of specialty pastas and breads to gourmet restaurants and wholesale food service distributors and supermarkets. Although the Company was producing product for sale, it did not have sufficient assets to support any substantial future development, manufacturing or marketing of these products without additional working capital. When the large investment in the A&C Distribution agreement was made and ultimately the contract was canceled, the Company was unable to recover from the losses suffered as a result of the contract cancellation and was forced to discontinue the operations of it's subsidiaries. Due to the lack of assets and available funds, the Company s audited financial statements contain a "going concern" disclosure which places into question the Company s ability to continue without substantial increases in revenue or financing. Also, the Company has been classified a development stage company with no current on-going operations.

     On October 20, 1995, the Company completed the sale of a controlling interest in the Company to Mr. Philip R. Lacerte of Dallas, Texas. The terms of the purchase agreement provided that the Company issue to Mr. Lacerte, 13,827,500 shares of the Company s restricted common stock, at the time constituting 50.5% of the Company s total issued and outstanding shares, in exchange for a cash payment of $110,000 and the extension of a line of credit for up to $550,000, to meet the Company s then operational needs. Interest on the line of credit is eight percent (8%) per annum. During the fiscal year ended December 31, 1997, $520,713 of credit and interest was extended to the Company under the terms of the line of credit agreement and was owing at December 31, 1997.

     During the fiscal year ended December 31, 1998, the line of credit was increased to $650,000 and $634,503 of credit and interest was extended under the terms of the line of credit agreement. This balance is due and owing at December 31, 1998.

Liquidity and Capital Resources

     At December 31, 1998, the Company had total current assets of $161 and total current liabilities of $1,281,506, resulting in a working capital deficit of $(1,281,345), as opposed to current assets of $206,443 and total current liabilities of $783,318 at December 31, 1997, resulting in a working capital deficit of $(576,885).

     During 1998, the Company issued no shares of its common stock. While during 1997, the Company raised a total of $475,800 in cash from the sale of 6,600,000 restricted shares and the exercise of outstanding options and warrants at an average price of $0.07. In addition, the Company issued 2,800,000 restricted shares for the purchase of equipment at an average price of $0.10 and also issued 500,000 shares under an S-8 registration for the retirement of debt at an average price of $0.10 per share.

     Management believes that new acquisitions of companies with current operations can be successfully financed by third parties. The Company will continue to seek other sources of financing. Due to the Company's financial condition it does not anticipate receiving substantial, if any, debt financing.

Results of Operations

     The Company experienced a loss from discontinued operations of $1,347,516 during fiscal year 1998, up from a loss of $1,055,408 from continuing operations during fiscal year 1997. At December 31, 1998, the Company had an accumulated deficit of $2,591,722 prior to it's reclassification as a development stage company, in large part attributed to bad investments prior to the acquisitions of Dry Dairy and Lombardo's Pastaria, plus the operating losses incurred by the Company during fiscal year 1995 and 1996. The Company incurred an accumulated deficit of $1,347,516 during its re-classified development stage operations of 1998.


                        ITEM 6.  FINANCIAL STATEMENTS

     The financial statements of the Company are set forth immediately following the signature page to this form 10-KSB.


           ITEM 7.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

                                 PART III

       ITEM 8. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth as of December 31, 1998, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

   Name               Age  Position                 Director or Officer Since
   ----               ---  --------                 -------------------------
Robert L. Matzig       42  President & CEO          December 1995

* The Company accepted the resignations of Philip R. Lacerte, Rosemarie Drygala and Rainer M. Drygala during the 1998 fiscal year.

Biographical Information

     Set forth below is certain biographical information for each of the Company's Officers and Directors:

Robert L. Matzig graduated from Texas Christian University, Fort Worth, Texas, in 1979. Mr. Matzig began his professional career with Lacerte Software Corporation, in direct sales of software products. He worked for three years with Arthur Andersen & Co. managing a direct sales force selling software products to nationwide tax professionals. He held similar positions with Accountants Micro Systems, Inc. and SCS/Compute before joining Rosenthal Collins Group in 1993 to work with client development and marketing programs for commodity traders and managed accounts. Mr. Matzig joined the Company in September 1995, and was appointed to the vacated position of President and C.E.O. in December 1995.

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


                       ITEM 9.  EXECUTIVE COMPENSATION

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 1998, the end of the Company's last completed fiscal year):

                          SUMMARY COMPENSATION TABLE

                                                          Long Term Compensation
                                                          ----------------------
                     Annual Compensation                  Awards       Payouts
                                              Other      Restricted
Name and                                      Annual      Stock     Options LTIP     All other
Principal Position Year     Salary  Bonus($) Compensation Awards   /SARs   Payout  Compensation
------------------  ----      ------ --------  ------------  ------   -------  ------   ---------
Robert L. Matzig    1998   $20,000    -0-       -0-         -0-      -0-     -0-       -0-
President & CEO     1997   $51,000    -0-       -0-         -0-      -0-     -0-       -0-
                    1996   $60,000    -0-       -0-         -0-      -0-     -0-       -0-

Employment Contracts and Termination of Employment and Changes in Control Arrangements

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named as a director, executive officer, promoter or control person above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company. except as noted below:

Board Compensation

     The Company's directors receive no compensation or cost reimbursement for attendance at board meetings.

   ITEM 10. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of December 31, 1999, the name and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 45,995,688 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

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

Security Ownership of Management of the Company

Title
 of      Name and Position of          Amount and Nature of     Percentage
Class    Officer and/or Director       Beneficial Ownership(1)   of Class
-----    -----------------------       --------------------     ----------
Common   Philip R. Lacerte, Chairman         ---See Table Above---

Common   Robert L. Matzig, Pres. & CEO D        169,050             0.37

Common   Amikan Grosman, Manager       D      2,500,000             5.44

         All Officers and Directors
          as a Group (4 person)        D     19,387,400            42.15

(1) Indirect and Direct ownership are referenced by an "I" or "D", respectively. All shares owned directly are owned beneficially and of record and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

          ITEM 11. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     In April of 1997, the Company purchased equipment and distribution routes from Tulip Pita Bread II ("Tulip"). The agreement to purchase the equipment line calls for the Company to pay $165,000 and 1,600,000 shares of its restricted common stock to the owners of the equipment line. In a separate purchase agreement, Tulip's distribution rights and delivery system were purchased for 1,200,000 restricted shares. In addition, the Company assumed up to $45,000 of existing Tulip debt. The owners of Tulip became employees of the Company; however, they resigned in March of 1998.

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

                ITEM 12. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                         Page
-----------------                                                         ----
Independent Auditor's Report of Jones, Jensen & Company..................   13

Consolidated Balance Sheet as of December 31, 1998.......................   14

Consolidated Statements of Operations for the years ended
  December 31, 1998 and 1997.............................................   16

Consolidated Statements of Stockholders' Equity for the years
 ended December 31, 1998 and 1997........................................   17

Consolidated Statements of Cash Flows for the years ended
 December 31, 1998 and 1997..............................................   18

Notes to Consolidated Financial Statements...............................   19

 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

         SEC
Exhibit  Reference
Number   Number     Title of Document                           Location
-------  ---------  -----------------                         ------------
  3        3(i)     Amendment to Articles of Incorporation    This Filing

  27       27       Financial Data Schedule                   This Filing

 (b) Reports on Form 8-K. There were no reports on Form 8-K filed with the Commission during the quarter ended December 31, 1998.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                    DRY DAIRY INTERNATIONAL, INC.


Date: October 22, 1999             By /S/ Robert L. Matzig, President and CEO

                     [Jones, Jensen & Company Letterhead]

                         INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Dry Dairy International, Inc. and Subsidiaries
(A Development Stage Company)
Sarasota, Florida

We have audited the accompanying consolidated balance sheets of Dry Diary International, Inc. and Subsidiaries as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dry Dairy International, Inc. and Subsidiaries (a Development Stage Company)as of December 31, 1998 and the consolidated results of their operations and their cash flows for the years ended December 31, 1998 and 1997 and from inception of the development stage on January 1, 1998 through December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has limited operating capital which together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ JONES, JENSEN & COMPANY
Salt Lake City, Utah
September 15, 1999

                DRY DAIRY INTERNATIONAL, INC. AND SUBIDIARIES
                       (A Development Stage Company)
                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                                  December 31,
                                                      1998
                                                  ------------
[S]                                             [C]
CURRENT ASSETS:
 Cash                                             $       161
                                                    ---------
 Total Current Assets                                     161
                                                    ---------

 TOTAL ASSETS                                     $       161
                                                  ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Reserve for discontinued operations (Note 6)     $  594,336
 Notes payable - shareholder (Note 7)                 50,000
 Accrued interest payable                              2,667
 Line of credit - related party (Note 5)             634,503
                                                   ---------
 Total Current Liabilities                         1,281,506
                                                   ---------
 TOTAL LIABILITIES                                 1,281,506
                                                   ---------
STOCKHOLDERS' EQUITY:
 Stock authorized 150,000,000 shares at $0.001
  par value; 45,995,688 shares issued and
  outstanding                                         45,996
 Additional paid-in capital                        2,611,897
 Accumulated deficit prior to the
   development stage                              (2,591,722)
 Accumulated deficit from the inception
   of the development stage                       (1,347,516)
                                                   ---------
     Total Stockholders' Equity (Deficit)         (1,281,345)
                                                   ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $      161
                                                  ==========



The accompanying notes are an integral part of these consolidated financial statements.

                  DRY DAIRY INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  From
                                                            Inception of the
                                                            Development Stage
                                                              On January 1,
                                For the Years Ended           1998 Through
                                     December 31,              December 31,
                            ------------------------------------------------
                                1997            1996              1998
                            ------------     ------------     -----------

 REVENUES                   $      -         $      -        $       -

 EXPENSES                          -                -                -
                            ------------     ------------    ------------
 Loss From Operations
  Before Loss From
  Discontinued Operations           -                -               -
                            ------------     ------------    ------------

 LOSS FROM CONTINUING
  OPERATIONS                        -                -               -
                            ------------     ------------    ------------

 LOSS FROM DISCONTINUED
   OPERATIONS (Note 6)         1,347,516        1,055,408       1,347,516
                            ------------     ------------     -----------
 NET (LOSS)                 $ (1,347,516)    $ (1,055,408)    $(1,347,516)
                            ============     ============     ===========
 BASIC (LOSS)PER SHARE      $      (0.03)    $      (0.02)
                            ============     ============

WEIGHTED AVERAGE SHARES
 OUTSTANDING                  45,995,688       42,903,270
                            ============     ============




The accompanying notes are an integral part of these consolidated financial statements.

                DRY DAIRY INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A Development Stage Company)
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                             Additional
                                                          Common Stock       Paid-in    Accumulated
                                                        Shares      Amount   Capital    Deficit
                                                      ----------  ---------  ---------  -----------
Balance, December 31, 1996                            35,295,688 $   35,296  $1,707,797 $(1,536,314)

Common stock issued for cash at $0.075 per share       3,800,000      3,800     281,200        -

Common stock issued for equipment
 at $0.075 per share                                   2,800,000      2,800     277,200        -

Common stock issued for cash at $0.10 per share        1,000,000      1,000      99,000        -

Common stock issued for cash at $0.05 per share        1,800,000      1,800      89,000        -

Common stock issued for debt payment
 at $0.10 per share                                      500,000        500      50,500        -

Reverse cancelled shares                                 800,000        800     107,200        -

Net loss for year ended December 31, 1997                   -          -           -     (1,055,048)
                                                      ---------- ----------  ---------- -----------
Balance, December 31, 1997                            45,995,688 $   45,996  $2,611,897 $(2,591,722)

Net loss for year ended December 31, 1998                   -          -           -     (1,347,516)
                                                      ---------- ----------  ---------- -----------
Balance, December 31, 1998                            45,995,688 $   45,996  $2,611,897 $(3,939,238)
                                                      ========== ==========  ========== ===========


The accompanying notes are an integral part of these consolidated financial statements

                 DRY DAIRY INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                        From
                                                                                  Inception of the
                                                                                  Development Stage
                                                                                    On January 1,
                                                           For the Years Ended      1998 Through
                                                               December 31,         December 31,
                                                  ----------------------------------------------
                                                       1998            1997            1998
                                                   ------------    ------------    ------------
OPERATING ACTIVITIES:
 Net loss                                          $(1,347,516)    $(1,055,406)     $(1,347,516)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Common stock issued for rent                           -             51,000             -
   Common stock issued for services                       -            108,000             -
   Loss on deposit allowance                              -            250,000             -
   Depreciation                                           -             71,145             -
   Loss on discontinued operations                     851,596            -             851,596
 Changes in operating assets and liabilities:
   (Increase) in accounts receivable                      -            (46,828)            -
   (Increase) in inventory                                -            (63,048)            -
   (Increase) decrease in deposits and other
    receivables                                           -           (260,039)            -
   Increase (decrease) in accounts payable and
    other current payables                             173,655         108,790          173,655
                                                  ------------    ------------     ------------
 NET CASH USED BY OPERATING ACTIVITIES                (322,265)       (836,388)        (322,265)
                                                  ------------    ------------     ------------
INVESTING ACTIVITIES:
   Purchase of property and equipment                     -           (153,356)            -
                                                  ------------    ------------     ------------
Net Cash Used By Investing Activities                     -           (153,356)            -
                                                  ------------    ------------     ------------
FINANCING ACTIVITIES:
   Proceeds from notes and line of
    credit payable - related party                     330,419         520,713          330,419
   Repayment of line of credit  - related party           -            (16,374)            -
   Repayment of notes payable                           (7,993)           -              (7,993)
   Issuance of common stock for cash                      -            475,800             -
                                                  ------------    ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES              322,426         980,139          322,426
                                                  ------------    ------------     ------------

INCREASE (DECREASE) IN CASH                       $        161          (9,605)             161

CASH AT BEGINNING OF YEAR                                 -              9,605              161
                                                  ------------    ------------     ------------
CASH AT END OF YEAR                               $        161    $       -        $        161
                                                  ============    ============     ============

Supplemental Cash Flows Information:
  Cash paid for:
   Interest                                       $       -       $     13,354     $       -
   Taxes                                          $       -       $       -        $       -

NON CASH FINANCING ACTIVITIES:
  Common stock issued for equipment               $       -       $    280,000     $       -
  Common stock issued for rent                    $       -       $     51,000     $       -

The accompanying notes are an integral part of these consolidated financial statements.

                 DRY DAIRY INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1998 and 1997

NOTE 1 - ORGANIZATION

Dry Dairy International, Inc. (the Company) was incorporated under the laws of the State of Utah on March 6, 1987. The Company was organized for the purpose of providing a vehicle which could be used to raise capital and seek business opportunities believed to hold a potential for profit. The Company has been reclassified as a development stage company per SFAS No. 7, as of January 1, 1998.

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

d. Provision for Taxes on Income

At December 31, 1998, the Company had net operating loss carryforwards of approximately $3,800,000 that may be offset against future taxable income through the year 2014. No tax benefit has been reported in the financial statements, as the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation account of the same amount.

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

                DRY DAIRY INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                      December 31, 1998 and 1997

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g. Change in Accounting Principles

The Financial Accounting Standards Board has issued statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" and Statement of Financial Accounting Standards No. 129, "Disclosures of Information About an Entity's Capital Structure." SFAS No. 128 provides a different method of calculating earnings per share than was previously used in accordance with APB Opinion No. 15, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 128 and SFAS No. 129 are effective for financial statements issued for periods ending after December 15, 1997. In fiscal 1998, the Company adopted SFAS No. 128, which did not have a material impact on the Company's financial statements. The implementation of SFAS No. 129 did not have a material effect on the Company's financial statements.

The Financial Accounting Standards Board has also issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all charges in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. The implementation of SFAS No. 130 and 131 did not have a material impact on the Company.

In February 1998, the Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standard ("SFAS") No. 132. Employers' Disclosures about Pensions and other Postretirement Benefits" which standardizes the disclosure requirements for pensions and other Postretirement benefits and requires additional information on changes in the benefit

                 DRY DAIRY INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

g. Change in Accounting Principles (Continued)

obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. The adoption of this statement did not have a material impact on the Company.

In June 1998, The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether is qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair market value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has little cash and has experienced losses from inception. The Company has also discontinued the operations of its 3 operating subsidiaries.

Management intends to merge with an operating company and to complete additional debt and equity offerings to meet the cash flow needs of the Company.


NOTE 4   STOCK TRANSACTIONS

During the year ended 1997, the Company issued 6,600,000 shares for cash at the average price of $0.07 per share for net proceeds of $475,800. The Company also issued 500,000 shares for the payment of rent valued at $51,000.

In April 1997, the Company issued 2,800,000 shares of stock to acquire the assets of Tulip Pita Bread Center II. The net assets were valued at $280,000, which approximates the predecessor cost to the seller.


NOTE 5 - LINE OF CREDIT - RELATED PARTY

A shareholder of the Company has agreed to provide a line of credit to the Company for the purpose of purchasing raw material inventory and to fund the direct costs related thereto. The line of credit bears interest at 8% per annum on the average monthly balance is due on demand and is unsecured. The balance owed on the line of credit is $634,503 at December 31, 1998 which includes accrued interest of $46,209.

                DRY DAIRY INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                         December 31, 1998 and 1997

NOTE 6   LOSS FROM DISCONTINUED OPERATIONS

On February 26, 1998, the Board of Directors of the Company decided to discontinue the operations of Tulip and NGU and on May 29, 1998, the Company decided to discontinue the operations of Lombardo's due to a lack of funding and increased losses. The following is a summary of the loss of discontinued operations.

                                                       From
                                                  Inception of the
                                                  Development Stage
                                                    On January 1,
                           For the Years Ended           1998 Through
                                     December 31,              December 31,
                            ------------------------------------------------
                               1997            1996               1998
                          -----------     ------------     --------------

 REVENUES                   $   601,722     $ 1,426,482      $     601,722

 COST OF PRODUCT SOLD           377,150       1,114,573            377,150
                            ------------     ------------     -------------
    Gross Profit                224,572         311,901            224,572
                            ------------     ------------     -------------

 EXPENSES

    Selling, general and
      Administrative          1,343,030       1,013,425          1,343,030
  Depreciation              84,000          71,145             84,000
                             -----------     ------------      ------------
     Total Expenses            1,427,030       1,084,570          1,427,030
                             -----------     ------------      ------------

 LOSS FROM OPERATIONS        (1,202,458)       (772,661)        (1,202,458)

 OTHER INCOME (EXPENSE)        (145,058)       (282,747)          (145,058)

 INCOME TAX EXPENSE               -                -                 -
                            ------------     ------------     -------------
  NET (LOSS)                 $(1,347,516)    $ (1,055,408)     $ (1,347,516)
                            ============     ============      ============
 BASIC (LOSS)PER SHARE
   OF COMMON STOCK          $      (0.03)    $      (0.02)
                            ============     ============

The Company had liabilities of $594,336 which are associated with the discontinued operations. No income tax benefit has been attributed to the loss from discontinued operations. There was no gain or loss on the disposition of the discontinued operations as the Company did not sell its assets but simply ceased operations.

         DRY DAIRY INTERNATIONAL, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
         Notes to the Consolidated Financial Statements
                   December 31, 1998 and 1997


NOTE 7 -       NOTE PAYABLE- SHAREHOLDER

The Company had the following debt obligation at December 31, 1998:

Note payable to shareholder,
bearing interest at 8.00%,
Unsecured, due on demand.                                           $  50,000
                                                                    ---------
Future maturities of note payable   shareholder is as follows:


1999                                                                $  50,000
                                                                    ---------

NOTE 8 -  SUBSEQUENT EVENT

On June 11, 1999, the Company amended its Articles of Incorporation to change its name to Dryden Industries, Inc. and to increase the authorized number of share of common stock from 50,000,000 to 150,000,000 shares.