Form 10QSB/A
period 1999-03-31
DRY DAIRY INTERNATIONAL INC
filed 1999-10-27
CIK 814070

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                 FORM 10-QSB/A

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

               DRY DAIRY INTERNATIONAL, INC. AND SUBSIDIARIES
                       (A Development Stage Company)
                        CONSOLIDATED BALANCE SHEETS


                                                   March 31,     DECEMBER 31,
                                                      1999          1998
                                                  (Unaudited)     (Audited)
                                                 ------------    ------------
                                      ASSETS

Current Assets:

Cash                                             $       62       $     161

                                                 ----------       ---------
          Total current assets                           62             161
                                                 ----------       ---------
          Total Assets                           $       62       $     161
                                                 ==========       =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Reserve for discontinued operations (Note 6)$  594,336       $ 594,336
     Accounts payable                                14,678               0
     Notes payable - shareholder (Note 7)            50,000          50,000
     Accrued interest payable                         3,667           2,667
     Payable - related party                         21,000               0
     Line of credit - related party (Note 5)        647,193         634,503
                                                  ---------       ---------
          Total current liabilities               1,323,962       1,281,506
                                                  ---------       ---------
          Total Liabilities                       1,323,962       1,281,506
                                                  ---------       ---------

Stockholders' Equity:

     Stock authorized 50,000,000 shares at
      $0.001 par value; 45,995,688 shares
      issued and outstanding.                        45,996          45,996
     Additional paid-in capital                   2,611,897       2,611,897
     Accumulated deficit prior to
      development stage                          (2,591,722)     (2,591,722)
     Accumulated deficit from the inception
      Of development stage                       (1,390,071)     (1,347,516)
                                                  ---------       ---------
         Total Stockholders' Equity (Deficit)    (1,323,900)     (1,281,345)
                                                  ---------       ---------
        Total Liabilities and
          Stockholders' Equity                   $       62       $     161


                                                 ==========       =========

A accompanying footnotes are an integral part of these consolidated financial statements.

                 DRY DAIRY INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                   FROM
                                                                 INCEPTION
                                                                  OF THE
                                                                DEVELOPMENT
                                                                  STAGE ON
                                                                 JANUARY 1,
                                        FOR THE THREE MONTHS       1998
                                            ENDED MARCH 31,       THROUGH
                                        1999            1998      MARCH 31,
                                     (Unaudited)     (Unaudited)    1999
                                     -----------     ----------- ------------

Revenues                             $      -        $      -    $      -
                                     -----------     ----------- -----------
Expenses                                  42,555            -         42,555
                                     -----------     ----------- -----------
Loss From Operations Before Loss
 From Discontinued Operations             42,555            -         42,555
                                     -----------     ----------- -----------
Loss From Discontinued Operations           -            130,084   1,347,516
                                     -----------     ----------- -----------
Net Income (Loss)                    $   (42,555)    $  (130,084) (1,390,071)
                                     ===========     =========== ===========
Net gain (loss) per share            $     (0.00)    $     (0.03)
                                     ===========     ===========

Weighted average number of shares
 outstanding.                         45,995,688      43,695,688
                                     ===========     ===========

The accompanying footnotes are an integral part of these consolidated financial statements.

                    DRY DAIRY INTERNATIONAL, INC. AND SUBSIDIARIES
                            (A Development Stage Company)
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      Additional
                               Common Stock             Paid-in    Accumulated
                            Shares      Par Value       Capital      Deficit
                           ---------    ---------     ----------    ---------
Balance,
December 31, 1996        35,295,688      $35,296     $1,707,797   $(1,536,314)
                         ==========      =======     ==========   ===========
Common stock issued for
 cash at $0.075 per
 share                    3,800,000        3,800        281,200          -

Common stock issued for
equipment at $0.010 per
share                     2,800,000        2,800        277,200          -

Common stock issued for
 cash at $0.10 per share  1,000,000        1,000         99,000          -

Common stock issued for
 cash at $0.050 per share 1,800,000        1,800         89,000          -

Common stock issued for
 debt at $0.10 per share    500,000          500         50,500          -

Reverse canceled shares     800,000          800        107,200          -

Net loss for the year
ended December 31, 1997        -            -              -       (1,055,408)
                         ----------     --------     ----------   -----------
Balance,
December 31, 1997        45,995,688     $ 45,996     $2,611,897   $(2,591,722)
                         ==========     ========     ==========   ===========
Net loss for the year
ended December 31, 1998        -            -              -       (1,347,516)
                         ----------     --------     ----------   -----------
Balance,
December 31, 1998        45,995,688     $ 45,996     $2,611,897   $(3,939,238)
                         ==========     ========     ==========   ===========
Net loss for the period
 ended March 31, 1999
 (Unaudited)                   -            -              -          (42,555)
                         ----------     --------     ----------   -----------
Balance, March 31, 1999  45,995,688     $ 45,996     $2,611,897   $(3,981,793)
                         ==========     ========     ==========   ===========

The accompanying footnotes are an integral part of these consolidated financial statements.

                   DRY DAIRY INTERNATIONAL, INC. AND SUBSIDIARIES
                           (A Development Stage Company)
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                   FROM
                                                                 INCEPTION
                                                                  OF THE
                                                                DEVELOPMENT
                                                                  STAGE ON
                                                                 JANUARY 1,
                                        FOR THE THREE MONTHS       1998
                                            ENDED MARCH 31,       THROUGH
                                        1999            1998      MARCH 31,
                                     (Unaudited)     (Unaudited)    1999
                                     -----------     ----------- ------------
Operating Activities:
Net gain (loss)                      $(  42,555)   $  (130,084)  $(1,390,071)
Adjustments to reconcile net gain
 (loss) to net cash provided
 by operating activities:
   Common Stock issued for services        -              -             -
   Loss on discontinued operations         -              -          851,596
Changes in operating assets and
   liabilities:
   Depreciation                            -            21,000          -
   Increase (decrease) in accounts
    receivable                             -           (41,122)         -
   (Increase) decrease in inventory        -            14,428          -
   (Increase) decrease in other
    current assets                         -           (10,444)         -
   Increase (decrease) in cash
    overdraft
   Increase (decrease) in accounts
    payable and other current payables   28,766         47,335       202,421
   Increase (decrease) in accrued
    taxes                                  -             7,883          -
   Increase (decrease) in accrued
    interest                              1,000           -            1,000
                                     ----------     ----------    ----------
Net cash used by operating activities   (12,789)       (91,677)     (355,054)
                                     ----------     ----------    ----------
Investing Activities:
 Purchase of property and equipment        -            (3,397)         -
                                     ----------     ----------    ----------
Net cash used by investing activities      -            (3,397)         -
                                     ----------     ----------    ----------
Financing Activities:
 Proceeds from notes and
  line of credit payable   related       12,690        96,000        343,109
 Repayment of notes payable                -           (1,526)        (7,993)
 Issuance of common stock for cash         -             -              -
                                     ----------     ---------     ----------
Net cash provided by financing
     activities                          12,690        95,074        335,116
                                     ----------     ---------     ----------
(Decrease) Increase in Cash                 (99)         -                62

Cash at beginning of period                 161          -                 0
                                     ----------     ---------     ----------
Cash at end of period                $       62     $    -        $       62
                                     ==========     =========     ==========
Supplemental cash flows information:
Cash paid for:
   Interest                        $     13,690    $   10,414
   Taxes                           $       -       $     -

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

Liquidity and Capital Resources

At March 31, 1999, the Company had total current assets of $62 and total current liabilities of $1,323,962, resulting in a working capital deficit of $(1,323,900), as opposed to current assets of $262,564 and total current liabilities of $932,936 at March 31, 1998, resulting in a working capital deficit of $(670,372).

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

Results of Operations

The Company has experienced a loss from discontinued operations of $1,390,071 from inception of January 1, 1998 until March 31, 1999. At December 31, 1998, the Company had an accumulated deficit of $2,591,722 prior to it's reclassification as a development stage company, in large part attributed to bad investments prior to the acquisitions of Dry Dairy and Lombardo's Pastaria, plus the operating losses incurred by the Company during fiscal year 1995 and 1996. The Company incurred an accumulated deficit of $1,347,516 during its re-classified development stage operations of 1998.

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

A $70,000 charge has been included in Reserve for Discontinued Operations on the Company's balance sheet for a settlement negotiated in the case in July of 1999.


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

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DRY DAIRY INTERNATIONAL, INC.
                                         [Registrant]

Dated:  October 26, 1999
                                         /S/Robert L. Matzig
                                             President