Form 10QSB/A
period 1999-06-30
DRY DAIRY INTERNATIONAL INC
filed 1999-10-27
CIK 814070

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

DRYDEN INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY DRY DAIRY INTERNATIONAL, INC. AND SUBSIDIARIES)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS



                                                    JUNE 30,     DECEMBER 31,
                                                      1999          1998
                                                  (Unaudited)     (Audited)
                                                 ------------    ------------
                                      ASSETS

Current Assets:
Cash                                             $ (     25)      $     161
                                                  ----------      ----------
          Total current assets                     (     25)            161
                                                  ----------      ----------

          Total Assets                           $ (     25)      $     161
                                                  ==========      ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Reserve for discontinued operations         $  594,336       $ 594,336
     Accounts payable                                18,620               0
     Notes payable - shareholder                     50,000          50,000
     Accrued interest payable                         4,667           2,667
     Payable - related party                         42,000               0
     Line of credit - related party                 660,187         634,503
                                                  ----------      ----------

          Total current liabilities               1,369,810       1,281,506
                                                  ----------      ----------
          Total Liabilities                       1,369,810       1,281,506
                                                  ----------      ----------

Stockholders' Equity:
     Stock authorized 150,000,000 shares at
      $0.001 par value; 45,995,688 shares
      issued and outstanding.                        45,996          45,996
     Additional paid-in capital                   2,611,897       2,611,897
     Accumulated deficit prior to
      development stage                          (2,591,722)     (2,591,722)
     Accumulated deficit from the inception
      of development stage                       (1,436,006)     (1,347,516)
                                                  ----------      ----------

         Total Stockholders' Equity (Deficit)    (1,369,835)     (1,281,345)
                                                 -----------      ----------
         Total Liabilities and
          Stockholders' Equity                   $(      25)      $     161
                                                  ==========      ==========

DRYDEN INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY DRY DAIRY INTERNATIONAL, INC. AND SUBSIDIARIES)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                     FROM
                                                               							       	    INCEPTION
                                                                            							 OF THE
                                                             										          DEVELOPMENT
                                                                           								STAGE ON
                                                                        											JANUARY 1,
                        FOR THE THREE MONTHS            FOR THE SIX MONTHS       1998 THROUGH
                           ENDED June 30,                  ENDED June 30,           JUNE 30,
                        1999            1998             1999         1998            1999
                     (Unaudited)    (Unaudited)       (Unaudited) (Unaudited)     (Unaudited)
                    ------------    -----------      ------------ ------------   -------------

Revenues              $     -       $    -          $      -      $     -        $      -
                        -------       --------          --------     -------      ------------
Expenses                 45,935          -                88,490        -               -
                        -------       --------          --------     -------      ------------
Loss Before Operations
 Before Loss From
 Discontinued
 Operations              45,935          -                88,490        -              88,490
                   			  -------       --------          --------     -------      ------------
Loss From Discontinued
 Operations                 -          166,846              -        296,931        1,347,516
                        -------       --------           --------    -------      ------------
Net (loss)            $  (45,935)    $(166,846)      $   (88,490)  $(296,931)   $  (1,436,006)
                       =========      =========         =========   =========     ============
Net (loss)
  per share           $  (0.00)      $  (0.00)         $  (0.00)     $ (0.01)
                       =========      =========        =========    =========

Weighted average
 number of shares
 outstanding.        45,995,688      43,695,68        45,995,688   43,695,688
                     ==========      ==========       ==========   ==========

DRYDEN INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY DRY DAIRY INTERNATIONAL, INC. AND SUBSIDIARIES)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                Common Stock                     Accumulated
                                                      Paid-in    Development
                   				     Shares       Amount       Capital      Stage
                           ---------    ---------   ----------  ------------
Balances,
December 31, 1996         $35,295,688    $35,296    $1,707,797   ($1,536,314)

Common stock issued for cash
at $0.075 per share         3,800,000      3,800       281,200         -

Common stock issued for
Equipment at $0.075 per share
                            2,800,000      2,800       277,200         -

Common stock issued for cash
at $0.100 per share         1,000,000      1,000        99,000         -

Common stock issued for cash
at $0.050 per share         1,800,000      1,800        89,000         -

Common stock issued for cash
at $0.11 per share            500,000        500        50,500         -

Reverse canceled shares       800,000        800        107,200        -

Net loss for the year
ended December 31, 1997         -              -           -     $(1,055,048)
                            --------       --------     --------  ----------

Balance, December 31, 1997 45,995,688     $ 45,996   $2,611,897  $(2,591,772)
                           ==========     =========  ==========  ===========

Net loss for the year
 Ended December 31 1998        -               -           -     $(1,347,516)

Balance, December 31 1998  45,995,688     $ 45,996   $2,611,897  $(3,939,238)
                           ==========     =========  ==========  ============

Net loss for the period ended
June 30, 1999 (Unaudited)      -	           -	             -         (88,490)
                    				   ----------     ---------  ----------  ------------
Balance, June 30, 1999
(Unaudited)      		        45,995,688     $ 45,996   $2,611,897  $(4,027,728)
                           ==========     =========  ==========   ===========

DRYDEN INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY DRY DAIRY INTERNATIONAL, INC. AND SUBSIDIARIES)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   					       FROM INCEPTION
                                                               				              OF THE  INCEPTION
                                                                    								  DEVELOPMENT STAGE
                                                                              ON JANUARY 1,
      	                     FOR THE THREE MONTHS        FOR THE SIX MONTHS   1998 THROUGH JUNE 30,
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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited consolidated financial statements. The results of operations for the periods ended June 30, 1999 and 1998 are not necessarily indicative of the operating results for the full years.


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

              PART II - OTHER INFORMATION

                    ITEM 1.  LEGAL PROCEEDINGS

The Company has filed an arbitration suit in accordance with the terms of it's distribution agreement with A&C Bakeries, Inc. The Company is seeking to have it's $250,000 up-front purchase price returned as well as other start-up costs and damages from the termination of the agreement without cause by A&C. In addition, the Company has successfully filed for and been awarded an injunction blocking the withdrawal of funds by A&C Bakeries against a $250,000 letter of credit posted by the Company and guarantee by a shareholder.


A $70,000 charge has been included in Reserve for Discontinued Operations on the Company's balance sheet for a settlement negotiated in the case in July of 1999.

The Company has withdrawn all litigation associated with the distribution at this time.


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