Form 10QSB
period 1999-09-30
DRYDEN INDUSTRIES INC
filed 1999-10-29
CIK 814070

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to___________________.

Commission file number:  33-14065-D

                           DRYDEN INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              UTAH                                             87-0476117
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S.Employer
incorporation or organization)                            Identification No.)

  22 South Links Avenue, Suite 204, Sarasota, FL                    34236
------------------------------------------------                ------------
(Address of principal executive offices)                          (Zip Code)

                                  (941) 362-0470
                ----------------------------------------------------
                (Registrant's telephone number, including area code)

                        1133 Fourth Street, Sarasota, FL  34236
 ----------------------------------------------------------------------------
 (Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of common stock, was 54,330,688 shares of common stock, par value $0.001, as of September 30, 1999.

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

     The unaudited balance sheet of the Company as of September 30, 1999, and the related audited balance sheet of the Company as of December 31, 1998, and the related unaudited statements of operations, and cash flows for the three and nine month periods ended September 30, 1999 and 1998, and from inception of the development stage (January 1, 1998) through September 30, 1999, and the unaudited statement of stockholders' equity for the period from December 31, 1996 through September 30, 1999, are attached hereto and incorporated herein by this reference.

     Operating results for the nine months ended September 30, 1999, are not necessarily indicative of the results that can be expected for the year ending December 31, 1999.

                    DRYDEN INDUSTRIES, INC. AND SUBSIDIARIES
           (FORMERLY DRY DAIRY INTERNATIONAL, INC. AND SUBSIDIARIES)
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS



                                                 SEPTEMBER 30,   DECEMBER 31,
                                                      1999          1998
                                                  (Unaudited)     (Audited)
                                                 ------------    ------------
                                      ASSETS

Current Assets:
Cash                                             $      812       $     161
                                                  ---------       ---------
          Total current assets                          812             161
                                                  ---------       ---------

          Total Assets                           $      812       $     161
                                                  =========       =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Reserve for discontinued operations         $  503,450       $ 594,336
     Accounts payable                                63,565               0
     Notes payable - shareholder                     50,000          50,000
     Accrued interest payable                         5,667           2,667
     Payable - related party                         63,000               0
     Line of credit - related party                 673,391         634,503
                                                  ---------       ---------
          Total current liabilities               1,359,073       1,281,506
                                                  ---------       ---------
          Total Liabilities                       1,359,073       1,281,506
                                                  ---------      ----------

Stockholders' Equity:
     Stock authorized 150,000,000 shares at
      $0.001 par value; 45,995,688 shares
      issued and outstanding.                        45,996          45,996
     Additional paid-in capital                   2,686,912       2,611,897
     Accumulated deficit prior to
      development stage                          (2,591,722)     (2,591,722)
     Accumulated deficit from the inception
      of development stage                       (1,507,782)     (1,347,516)
                                                  ---------       ---------
         Total Stockholders' Equity (Deficit)    (1,358,261)     (1,281,345)
                                                  ---------       ---------
         Total Liabilities and
          Stockholders' Equity                   $      812       $     161
                                                  =========       =========

                     DRYDEN INDUSTRIES, INC. AND SUBSIDIARIES
            (FORMERLY DRY DAIRY INTERNATIONAL, INC. AND SUBSIDIARIES)
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                    FROM
                                                                                  INCEPTION
                                                                                   OF THE
                                                                                 DEVELOPMENT
                                                                                   STAGE ON
                                                                                  JANUARY 1,
                        FOR THE THREE MONTHS            FOR THE NINE MONTHS      1998 THROUGH
                         ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,     SEPTEMBER 30,
                        1999            1998             1999         1998            1999
                     (Unaudited)    (Unaudited)       (Unaudited) (Unaudited)     (Unaudited)
                    ------------    -----------      ------------ ------------   -------------

Revenues              $     -       $    -          $      -      $     -        $      -
                        -------       --------          --------     -------      -----------
Expenses                 71,776          -               160,266        -               -
                        -------       --------          --------     -------      -----------
Loss Before Operations
 Before Loss From
 Discontinued
 Operations              71,776          -               160,266        -             160,266
                        -------       --------          --------     -------      -----------
Loss From Discontinued
 Operations                 -          103,644              -        400,575        1,347,516
                        -------       --------          --------     -------      -----------
Net (loss)            $ (71,776)     $(103,644)      $  (160,266)  $(400,931)   $  (1,507,782)
                       ========       ========          ========    ========      ===========
Net (loss)
  per share           $  (0.00)      $  (0.00)         $  (0.00)     $ (0.01)
                       =========      =========        =========    =========

Weighted average
 number of shares
 outstanding         45,995,688      43,695,68        45,995,688   43,695,688
                     ==========      ==========       ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     DRYDEN INDUSTRIES, INC. AND SUBSIDIARIES
           (FORMERLY DRY DAIRY INTERNATIONAL, INC. AND SUBSIDIARIES)
                       (A Development Stage Company)
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                       Common Stock                     Accumulated
                                                             Paid-in    Development
                                    Shares       Amount       Capital      Stage
                                  ---------    ---------   ----------  ------------

Balances,
December 31, 1996                35,295,688   $   35,296  $1,707,797  $ (1,536,314)

Common stock issued for cash
at $0.075 per share               3,800,000        3,800     281,200          -

Common stock issued for
Equipment at $0.075 per share     2,800,000        2,800     277,200          -

Common stock issued for cash
at $0.100 per share               1,000,000        1,000      99,000          -

Common stock issued for cash
at $0.050 per share               1,800,000        1,800      89,000          -

Common stock issued for cash
at $0.11 per share                  500,000          500      50,500          -

Reverse canceled shares             800,000          800     107,200          -

Net loss for the year
ended December 31, 1997                -            -           -     $ (1,055,048)
                                  ---------    ---------  ----------   -----------
Balance, December 31, 1997       45,995,688   $   45,996  $2,611,897  $ (2,591,772)
                                 ==========    =========  ==========   ===========

Net loss for the year
 Ended December 31, 1998               -            -           -     $ (1,347,516)
                                 ----------    ---------  ----------   -----------
Balance, December 31, 1998       45,995,688   $   45,996  $2,611,897  $ (3,939,238)
                                 ==========    =========  ==========  ============

Net loss for the period ended
September 30, 1999 (Unaudited)         -            -           -         (160,266)
                                 ----------    ---------  ----------  ------------
Balance, September 30, 1999
(Unaudited)                      45,995,688   $   45,996  $2,611,897  $ (4,099,504)
                                 ==========    =========  ==========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  DRYDEN INDUSTRIES, INC. AND SUBSIDIARIES
         (FORMERLY DRY DAIRY INTERNATIONAL, INC. AND SUBSIDIARIES)
                       (A Development Stage Company)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              FROM
                                                                                           INCEPTION
                                                                                             OF THE
                                                                                          DEVELOPMENT
                                                                                           STAGE ON
                                                                                          JANUARY 1,
                                FOR THE THREE MONTHS            FOR THE NINE MONTHS      1998 THROUGH
                                 ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,     SEPTEMBER 30,
                                 1999            1998             1999         1998          1999
                              (Unaudited)    (Unaudited)       (Unaudited) (Unaudited)    (Unaudited)
                             ------------    -----------      ------------ ------------   -----------


Operating Activities:
Net gain (loss)              $   (71,776)   $  (103,644)     $    (160,266) $  (400,575)   $(1,507,782)
Adjustments to reconcile net gain
 (loss) to net cash provided
 by operating activities:
  Depreciation                      -            21,000               -          63,000           -
  Loss on discontinued
  Operations                        -              -                  -            -           851,596
Changes in operating assets
  and liabilities:
 (Increase) decrease in accounts
    receivable                      -            14,140               -         119,105           -
  (Increase) decrease in
    inventory                       -            41,136               -          77,446           -
  (Increase) decrease in other
    current assets                  -             3,384               -          (1,804)          -
  Increase (decrease) in accounts
    payable                       65,945         11,996            126,565      (12,736)       300,220
  Increase (decrease) in accrued
    taxes                           -               351               -           6,427           -
  Increase (decrease) in accrued
    Interest                       1,000           -                 3,000         -             3,000
                                --------      ---------         ----------    ---------      ---------
    Net cash used by operating
      activities                  (4,831)       (11,637)           (30,701)    (149,137)      (352,966)
                                --------      ---------         ----------    ---------      ---------
Investing Activities:
 Purchase of property and equipment
                                    -              (561)              -          (3,958)          -
                                --------      ---------         ----------    ---------      ---------
    Net cash used by investing
     activities                     -              (561)              -          (3,958)          -
                                --------      ---------         ----------    ---------      ---------
Financing Activities:
 Increase (decrease) in
   notes payable                 (90,886)        (5,876)           (90,886)      42,007        (98,879)
 Increase (decrease) in Loan
   from shareholder               13,204         18,202             38,888      111,216        369,307
 Issuance of common stock         83,350           -                83,350         -            83,350
                                --------      ---------         ----------    ---------      ---------
    Net cash provided by
     financing activities          5,668         12,326             31,352      153,223        353,778
                                --------      ---------         ----------    ---------      ---------
(Decrease) Increase in
  Cash                               837            128                651          128            812
Cash at beginning of period          (25)             0                161            0              0
                                --------      ---------         ----------    ---------      ---------
Cash at end of period           $    812      $     128         $      812    $     128      $     812
                                ========      =========         ==========    =========      =========
Supplemental cash flows information:
Cash paid for:
 Interest                      $  14,204      $  20,828         $   41,888    $  8,295
 Taxes                         $    -         $    -            $     -       $   -

The accompanying notes are an integral part of these consolidated financial statements.

                    DRYDEN INDUSTRIES, INC. AND SUBSIDIARIES
           (FORMERLY DRY DAIRY INTERNATIONAL, INC. AND SUBSIDIARIES)
                          (A Development Stage Company)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited consolidated financial statements. The results of operations for the periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through September 30, 1999, and has a working capital deficit at September 30, 1999. Revenues have not been sufficient to cover it's operating costs and to allow it to continue as a going concern. The potential proceeds from the sale of common stock, other contemplated debt and equity financing, and increases in operating revenues from new developments would enable the Company to continue as a going concern. There can be no assurance that the Company can or will be able to complete any debt or equity financing. If these efforts are not successful, management is committed to meeting the operational cash flow needs of the Company.

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

During the fiscal year ended December 31, 1998, the line of credit was increased to $650,000 and $634,503 of credit and interest was extended under the terms of the line of credit agreement. This balance was due and owing at December 31, 1998. During the quarter ended September 30, 1999, the line of credit balance due increased to $673,391.

Liquidity and Capital Resources

At September 30, 1999, the Company had total current assets of $812 and total current liabilities of $1,359,073, resulting in a working capital deficit of $(1,358,261), as opposed to current assets of $89,157 and total current liabilities of $905,376.

During the nine month period ended September 30, 1999, the Company issued 8,335,000 shares of its common stock at $0.01 for cash proceeds of $83,335. This has been the only stock transaction for the Company during the 1999 fiscal year. During the fiscal year ended December 31, 1998, the Company issued no shares of it's common stock.

Management believes that new acquisitions of companies with current operations can be successfully financed by third parties. The Company will continue to seek other sources of financing. Due to the Company's financial condition it does not anticipate receiving substantial, if any, debt financing.

Results of Operations

The Company has experienced a loss from discontinued operations of $1,507,782 from inception of January 1, 1998 through September 30, 1999. At December 31, 1998, the Company had an accumulated deficit of $2,591,722 prior to it's reclassification as a development stage company, in large part attributed to bad investments prior to the acquisitions of Dry Dairy and Lombardo's Pastaria, plus the operating losses incurred by the Company during fiscal year 1995 and 1996.

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

                                         DRYDEN INDUSTRIES, INC.
                                         [Registrant]

Dated:  October 28, 1999
                                         /S/Robert L. Matzig
                                             President