Form 10QSB/A
period 1999-09-30
DRYDEN INDUSTRIES INC
filed 1999-11-22
CIK 814070

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

                    DRYDEN INDUSTRIES, INC. AND SUBSIDIARIES
           (FORMERLY DRY DAIRY INTERNATIONAL, INC. AND SUBSIDIARIES)
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS



                                                 SEPTEMBER 30,   DECEMBER 31,
                                                      1999          1998
                                                  (Unaudited)     (Audited)
                                                 ------------    ------------
                                      ASSETS

Current Assets:
Cash                                             $      812       $     161
                                                  ---------       ---------
          Total current assets                          812             161
                                                  ---------       ---------

          Total Assets                           $      812       $     161
                                                  =========       =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Reserve for discontinued operations         $  503,450       $ 594,336
     Accounts payable                                63,565               0
     Notes payable - shareholder                     50,000          50,000
     Accrued interest payable                         5,667           2,667
     Payable - related party                         63,000               0
     Line of credit - related party                 673,391         634,503
                                                  ---------       ---------
          Total current liabilities               1,359,073       1,281,506
                                                  ---------       ---------
          Total Liabilities                       1,359,073       1,281,506
                                                  ---------      ----------

Stockholders' Equity:
     Stock authorized 150,000,000 shares at
      $0.001 par value; 54,330,688 shares
      issued and outstanding.                        54,331          45,996
     Additional paid-in capital                   2,686,912       2,611,897
     Accumulated deficit prior to
      development stage                          (2,591,722)     (2,591,722)
     Accumulated deficit from the inception
      of development stage                       (1,507,782)     (1,347,516)
                                                  ---------       ---------
         Total Stockholders' Equity (Deficit)    (1,358,261)     (1,281,345)
                                                  ---------       ---------
         Total Liabilities and
          Stockholders' Equity                   $      812       $     161
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

                                       Common Stock                     Accumulated
                                                             Paid-in    Development
                                    Shares       Amount       Capital      Stage
                                  ---------    ---------   ----------  ------------

Balances,
December 31, 1996                35,295,688   $   35,296  $1,707,797  $ (1,536,314)

Common stock issued for cash
at $0.075 per share               3,800,000        3,800     281,200          -

Common stock issued for
Equipment at $0.075 per share     2,800,000        2,800     277,200          -

Common stock issued for cash
at $0.100 per share               1,000,000        1,000      99,000          -

Common stock issued for cash
at $0.050 per share               1,800,000        1,800      89,000          -

Common stock issued for cash
at $0.11 per share                  500,000          500      50,500          -

Reverse canceled shares             800,000          800     107,200          -

Net loss for the year
ended December 31, 1997                -            -           -     $ (1,055,048)
                                  ---------    ---------  ----------   -----------
Balance, December 31, 1997       45,995,688   $   45,996  $2,611,897  $ (2,591,772)
                                 ==========    =========  ==========   ===========

Net loss for the year
 Ended December 31, 1998               -            -           -     $ (1,347,516)
                                 ----------    ---------  ----------   -----------
Balance, December 31, 1998       45,995,688   $   45,996  $2,611,897  $ (3,939,238)
                                 ==========    =========  ==========  ============
Common stock issued for cash
at $0.01 per share                8,335,000        8,335      75,015          -

Net loss for the period ended
September 30, 1999 (Unaudited)         -            -           -         (160,266)
                                 ----------    ---------  ----------  ------------
Balance, September 30, 1999
(Unaudited)                      54,330,688   $   54,331  $2,686,912  $ (4,099,504)
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

During the nine month period ended September 30, 1999, the Company issued 8,350,000 shares of its common stock at $0.01 for cash proceeds of $83,335. This has been the only stock transaction for the Company during the 1999 fiscal year. During the fiscal year ended December 31, 1998, the Company issued no shares of it's common stock.

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

     None.

(b)  REPORTS ON FORM 8-K

     None.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DRYDEN INDUSTRIES, INC.
                                         [Registrant]

Dated:  November 18, 1999
                                         /S/Robert L. Matzig
                                             President