Form 10KSB
period 1999-12-31
DRYDEN INDUSTRIES INC
filed 2000-04-26
CIK 814070

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                 FORM 10-KSB
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended       December 31, 1999
                                     -----------------
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ________ to __________

            Commission File Number          33-14065-D
                                            ----------
                              e resources inc
                         -----------------------------
              (Exact name of registrant as specified in charter)

           Utah                                   87-0476117
------------------------------             -------------------------
State or other jurisdiction of             (I.R.S. Employer I.D. No.)
incorporation or organization

304 North Highway 377, Roanoke, Texas                      76262
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code (817) 491-8698
                                               ---------------
Securities registered pursuant to section 12(b) of the Act:

Title of each class       Name of each exchange on which registered
        None                                  N/A
------------------        -----------------------------------------

Securities registered pursuant to section 12(g) of the Act:      None
                                                           ----------------
                                                           (Title of class)

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

  At December 31, 1999, the aggregate market value of the voting stock held by nonaffiliates was $14,321,266 (based on 79,562,588 shares held by nonaffiliates multiplied by a bid price of $0.18 per share).

  As of December 31, 1999, the Registrant had 129,562,588 shares of common stock issued and outstanding.

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

  NONE.

                                     PART I
                      ITEM 1. DESCRIPTION OF BUSINESS

Organization and Corporate History
----------------------------------
e resources inc (formerly Dryden Industries, Inc., and previously Dry Dairy International, Inc. and Wonder Capital, Inc.), hereinafter the "Company" or "Registrant", was incorporated under the laws of the state of Utah on March 6, 1987. On February 3, 1995, the Company changed its name from Wonder Capital, Inc., to its current name, Dry Dairy International, Inc. The Company was originally formed to be a vehicle for ongoing business entities to become public through a merger or acquisition with the Company.

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

Effective February 15, 1995, the Company acquired all of the issued and outstanding shares of Lombardo's Pastaria, Inc., a Florida corporation ("Lombardo's") through the exchange of 195,122 shares of the Company's Common Stock, par value $0.001 per share (the "Common Stock"), for all of the issued and outstanding shares of Lombardo's capital stock, all pursuant to the terms of an agreement dated February 2, 1995 (the Lombardo's Agreement"). Pursuant to the terms of the Lombardo's Agreement, 1,000 shares of Lombardo's issued and outstanding capital stock were converted on a pro rata basis into $100,000 of the Company's Common Stock, which value was determined by the 10 day average closing price of the Company's Common Stock, beginning February 1, 1995 and ending February 14, 1995, the day before the effective date of the exchange. The 10 day average of the bid price was $0.5125, as quoted by the National Association of Security Dealers' OTC Bulletin Board, resulting in the issuance of 195,122 shares of the Company's Common Stock to the principal shareholders of Lombardo's.

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

The Company then changed its status to a development stage company and wrote off the assets that were attributable to its three operating subsidiaries. In addition, on December 30, 1999, the Company sold the corporations that comprised its previous operating subsidiaries to and all present and future liabilities associated with the corporations. The Company recorded a gain on the sale of $231,348 as a result of the buyer assuming all liabilities of the subsidiaries.

In January of 2000, the Company completed a contribution agreement whereby it issued 46,630,863 shares of its common stock in exchange for each of the partners respective interest is Vista Photographic and Video Group, Ltd. ("Vista"). The shares issued by the Company represented approximately 25% of the total shares of the Company's issued and outstanding shares immediately following the acquisition. See "Events Subsequent to the Company's Fiscal Year End" below.

Employees
---------
The Company during the 1999 year employed one person who serves as the Company's President and Chairman. Professional fees are paid to a controller.

Events Subsequent to the Company's Fiscal Year End
--------------------------------------------------
On January 27, 2000, the Company's shareholders ratify a Contribution Agreement entered into January 3, 2000 (the "Contribution Agreement"), between the Company and Vista Photographic & Video Group, Ltd, a Texas limited partnership (hereinafter "Vista"), which provided for the issuance of shares of the Company's common stock to the partners of Vista, in an aggregate amount representing 25% of the Company's issued and outstanding shares on a fully diluted basis after giving effect to a private placement of the Company's common stock for purposes of funding Vista's business operations (the "Equity Funding"). In February 2000, the Company sold 14,280,000 shares of its common stock for aggregate proceeds of $1,428,000 and issued the Vista's Partners 46,630,863 shares of the Company's common stock. An additional 5,000,000 shares were issued to an affiliate of the Company as a bonus for completing the acquisition transaction. In connection with the ratification of the Contribution Agreement, the Company's shareholders also approved effecting a plan of recapitalization whereby the issued and outstanding shares of the Company's common stock would be reverse split on a 1-for-20 basis so that shareholders received one share of the Company's common stock for each twenty shares held. In addition, the shareholders authorize the board of directors to prepare and file a name change amendment to the Company's Articles of Incorporation to change the Company's name to e resources inc. The reverse split was effective April 4, 2000, and the name change was filed on March 24, 2000. After the completion of the Vista acquisition the Company moved its offices from Sarasota, Florida, to 304 North Highway 377, Roanoke, Texas 76262, where its telephone and fax numbers are (817) 491-8698 and (817) 491-9634, respectively.

Summary of Vista's Business
---------------------------
Vista combines the resources of a full service video production house with the evolving technology of streaming media for Internet commerce. Vista offers complete production services from turnkey to rental. Customers can hire Vista to either produce their industrial film and videos or rent Vista's equipment and studio space to produce their own productions (Industrials). Vista's expansion of services resulted from its acquisition of a new non-linear video editing system. This technology has increased Vista's post-production capabilities and has given Vista the ability to serve corporate clients. Additional computer equipment allows Vista to create high-end graphics, three dimensional animation and interactive CD-ROMS. Through the acquisition of new technology, Vista is capable of providing streaming media for Internet commerce. Streaming media is the instantaneous on demand access to sound and/or video content over the Internet. Vista's business strategy calls for the acquisition of expertise and assets required to build the network infrastructure that would allow it to deliver live streaming content via the Internet to thousand of users. Vista's marketing focus is on developing relationships with corporations across the country that need business services programming for informational, marketing or training purposes. The majority of Vista's streaming media revenue will come from the hosting of Industrials and broadcasting of video conferencing, shareholder meetings and analyst conference calls. Concurrent with Vista's hosting services, Vista will be in a position to produce content for clients that need to update the material that is hosted on its web site. Vista currently employs 14 people, including 3 administrative personnel. Vista leases office space located at 2155 Chenault, Suite 310, Carrollton, TX 75006, where its telephone and fax numbers are
(972) 416-9333 and (972) 478-8044, respectively.

                           ITEM 2. LEGAL PROCEEDINGS

     None.

          ITEM 3. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

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

At December 31, 1999, the Company's Common Stock was quoted on the OTC Bulletin Board at a bid and asked price of $0.16 and $0.19, respectively.

Fiscal Year Ended December 31, 1997           High Bid      Low Bid
-----------------------------------           --------      -------
First Quarter                                  $0.12         $0.08
Second Quarter                                 $0.16         $0.08
Third Quarter                                  $0.14         $0.08
Fourth Quarter                                 $0.12         $0.07

Fiscal Year Ending December 31, 1998
------------------------------------
First Quarter                                  $0.09         $0.06
Second Quarter                                 $0.06         $0.03
Third Quarter                                  $0.05         $0.02
Fourth Quarter                                 $0.04         $0.01

Fiscal Year Ending December 31, 1999
------------------------------------
First Quarter                                  $0.03         $0.01
Second Quarter                                 $0.12         $0.02
Third Quarter                                  $0.04         $0.01
Fourth Quarter                                 $0.23         $0.03

Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At December 31, 1999, the Company had approximately 162 shareholders of record based on information provided by the Company's transfer agent.

      ITEM 5.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation
-----------------
The Company began the year as a development stage company having exited in 1998 its businesses of operating as a manufacturer and marketer of specialty pastas and breads to gourmet restaurants and wholesale food service distributors and supermarkets. The classification as a development stage company reflects the lack of current on-going operations. The Company actively searched during 1999 for acquisitions to bring new operations and opportunities. In the fourth quarter of 1999, the Company signed a Letter of Intent agreement to acquire Vista Photographic and Video, Ltd.("Vista"), a Dallas, Texas based limited partnership in the business of producing videos for corporations and streaming video content on the Internet. The acquisition of Vista was completed in early 2000 bring new operations to the Company. Due to the lack of assets and available funds, the Company's audited financial statements contain a "going concern" disclosure which places into question the Company's ability to continue without substantial increases in revenue or financing. See "Events Subsequent to the Company's Fiscal Year End" and "Summary of Vista's Business" above.

The Company has financed the development of Vista's business operations by selling shares of its common stock during January and February of 2000. The Company received proceeds of $1,428,000 from the sale of its restricted common shares in a private placement. The Company intends to sell additional shares as needed to fund its growth.

Liquidity and Capital Resources
-------------------------------
At December 31, 1999, the Company had total current assets of $ -0- and total current liabilities of $112,662, resulting in a working capital deficit of $(112,662), as opposed to current assets of $ 161 and total current liabilities of $1,281,506 at December 31, 1998, resulting in a working capital deficit of $(1,281,345).

During 1999, the Company issued 19,816,900 shares of its common stock for the payment of $312,988 of outstanding debt and accounts payables. In addition, in 1999, the Company issued 13,750,000 shares for services valued at $275,000 or $0.02 per share; 50,000,000 shares to an affiliate of the Company for the assumption of $673,391 of debt associated with the Company's line of credit; and 500,000 shares for the conversion of $55,667 in debt. While during 1998, the Company issued no shares of common stock.

Management believes that new acquisitions of companies with current operations can be successfully financed by third parties. The Company will continue to seek other sources of financing. Due to the Company's financial condition it does not anticipate receiving substantial, if any, debt financing.

Results of Operations
---------------------
The Company experienced a net loss from discontinued operations of $148,363 during fiscal year 1999, down from a net loss of $1,347,516 from discontinued operations during fiscal year 1998. At December 31, 1999, the Company had an accumulated deficit of $2,591,722 prior to its reclassification as a development stage company, in large part attributed to losses prior to the acquisitions of Dry Dairy and Lombardo's Pastaria, plus the operating losses incurred by the Company during fiscal year 1995 and 1996. The Company has incurred an accumulated deficit of $1,495,879 during it entered the development stage operations.

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

                                 PART III

       ITEM 8. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth as of December 31, 1999, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

   Name               Age  Position                 Director or Officer Since
   ----               ---  --------                 -------------------------
Robert L. Matzig       42  President & CEO          December 1995
                           and Secretary

Biographical Information
------------------------
Set forth below is certain biographical information for each of the Company's Officers and Directors:

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

                       ITEM 9.  EXECUTIVE COMPENSATION

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 1999, the end of the Company's last completed fiscal year):

                          SUMMARY COMPENSATION TABLE

                                                          Long Term Compensation
                                                          ----------------------
                     Annual Compensation                  Awards       Payouts
                                              Other      Restricted
Name and                                      Annual      Stock     Options LTIP     All other
Principal Position Year     Salary  Bonus($) Compensation Awards   /SARs   Payout  Compensation
------------------  ----      ------ --------  ------------  ------   -------  ------   ---------
Robert L. Matzig    1999   $69,000    -0-       -0-         -0-      -0-     -0-       -0-
President & CEO     1998   $20,000    -0-       -0-         -0-      -0-     -0-       -0-
                    1997   $51,000    -0-       -0-         -0-      -0-     -0-       -0-

Employment Contracts and Termination of Employment and Changes in Control Arrangements
-------------------------------------------------------------------------
There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named as a director, executive officer, promoter or control person above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company. except as noted below:

Board Compensation
------------------
The Company's directors receive no compensation or cost reimbursement for attendance at board meetings.

   ITEM 10. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 1999, the name and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 129,562,588 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Security Ownership of Management of the Company
-----------------------------------------------
Title
 of      Name and Position of          Amount and Nature of     Percentage
Class    Officer and/or Director       Beneficial Ownership(1)   of Class
-----    -----------------------       --------------------     ----------

Common   Robert L. Matzig, Pres. & CEO D     50,000,000            38.59

         All Officers and Directors
          as a Group (1 person)        D     50,000,000            38.59

(1) Indirect and Direct ownership are referenced by an "I" or "D", respectively. All shares owned directly are owned beneficially and of record and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

          ITEM 11. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others
---------------------------------------
A shareholder of the Company had previously agreed to provide a line of credit to the Company. The line of credit bears interest at 8% per annum on the average monthly balance. The line of credit is due on demand and is unsecured. The balance owed on the line of credit as of December 31, 1999 was $43,468. On November 18, 1999, the President of the the Company and sole director personally assumed $673,391 of the outstanding line of credit balance on that date in exchange for receiving 50,000,000 shares of the Company's common stock.

In December 1999, the Company sold all of its subsidiaries to a Texas corporation in which the Company's president is a majority shareholder. See "Note 6 - SALE OF SUBSIDIARIES" in the accompanying financial statements.

In February 2000, in connection with the completion of the acquisition of Vista, the Company's president was issued 5,000,000 shares of the Company's common stock as bonus compensation. See "Events Subsequent to the Company's Fiscal Year End" and "Summary of Vista's Business" above.

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

Indebtedness of Management
--------------------------
There were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters
---------------------------
The Company was organized more than five years ago; hence transactions between the Company and its promoters or founders are not deemed to be material.

                ITEM 12. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                         Page
-----------------                                                         ----
Independent Auditor's Report of Jones, Jensen & Company..................   13

Consolidated Balance Sheet as of December 31, 1999.......................   14

Consolidated Statements of Operations for the years ended
  December 31, 1999 and 1998.............................................   15

Consolidated Statements of Stockholders' Equity for the years
 ended December 31, 1999 and 1998........................................   16

Consolidated Statements of Cash Flows for the years ended
 December 31, 1999 and 1998..............................................   17

Notes to Consolidated Financial Statements...............................   18

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

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

         SEC
Exhibit  Reference
Number   Number     Title of Document                           Location
-------  ---------  -----------------                         ------------
  27       27       Financial Data Schedule                   This Filing

 (b) Reports on Form 8-K. There were no reports on Form 8-K filed with the Commission during the quarter ended December 31, 1999.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                    DRY DAIRY INTERNATIONAL, INC.


Date: April 24, 2000             By /S/ Robert L. Matzig, President and CEO
                                 [Principal Executive and Financial Officer]

Date: April 24, 2000             By /S/ Christopher D. Curtis, Director

                         INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Dryden Industries, Inc. and Subsidiaries
(A Development Stage Company)
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Dryden Industries, Inc. and Subsidiaries as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1999 and 1998 and from inception of the development stage on January 1, 1998 through December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dryden Industries, Inc. and Subsidiaries (formerly Dry Dairy International, Inc. and Subsidiaries)(a development stage company) as of December 31, 1999 and the consolidated results of their operations and their cash flows for the years ended December 31, 1999 and 1998 and from inception of the development stage on January 1, 1998 through December 31, 1999 in conformity with generally accepted accounting principles.

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


/S/ JONES, JENSEN & COMPANY
Salt Lake City, Utah
April 21, 2000

                         DRYDEN INDUSTRIES, INC. AND SUBSIDIARIES
                 (Formerly Dry Dairy International, Inc. and Subsidiaries)
                           (A Development Stage Company)
                            CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                                  December 31,
                                                      1999
                                                  ------------
[S]                                             [C]
CURRENT ASSETS:
 Cash                                             $      -
                                                    ---------
 Total Current Assets                                    -
                                                    ---------

 TOTAL ASSETS                                     $      -
                                                  ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Cash overdraft                                   $   11,731
 Accounts payable                                      7,463
 Payable - related party (Note 6)                     50,000
 Line of credit - related party (Note 5)              43,468
                                                   ---------
 Total Current Liabilities                           112,662
                                                   ---------
 TOTAL LIABILITIES                                   112,662
                                                   ---------
STOCKHOLDERS' EQUITY (DEFICIT)
 Stock authorized 150,000,000 shares at $0.001
  par value; 129,562,588 shares issued and
  outstanding                                        129,563
 Additional paid-in capital                        3,845,376
 Accumulated deficit prior to the
   development stage                              (2,591,722)
 Accumulated deficit from the inception
   of the development stage                       (1,495,879)
                                                   ---------
     Total Stockholders' Equity (Deficit)         (  112,662)
                                                   ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                    $     -
                                                  ==========



The accompanying notes are an integral part of these consolidated financial statements.

                        DRYDEN INDUSTRIES, INC. AND SUBSIDIARIES
               (Formerly Dry Dairy International, Inc. and Subsidiaries)
                          (A Development Stage Company)
                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  From
                                                            Inception of the
                                                            Development Stage
                                                              On January 1,
                                For the Years Ended           1998 Through
                                     December 31,              December 31,
                            ------------------------------------------------
                                1999            1998              1999
                            ------------     ------------     -----------

 REVENUES                   $      -         $      -        $       -

 EXPENSES                          -                -                -
                            ------------     ------------    ------------
 LOSS FROM CONTINUING
  OPERATIONS                       -                -               -
                            ------------     ------------    ------------
 LOSS FROM DISCONTINUED
  OPERATIONS                    (379,711)      (1,347,516)     (1,727,227)

 GAIN ON DISCONTINUED
  OPERATIONS                     231,348             -            231,348
                            ------------     -------------   ------------
 NET (LOSS)                 $   (148,363)    $ (1,347,516)    $(1,495,879)
                            ============     ============     ===========
 BASIC (LOSS)PER SHARE -
  DISCONTINUED OPERATIONS   $      (0.00)    $      (0.03)
                            ============     ============

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING         58,215,597       45,995,688
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

                                                                             Additional
                                                          Common Stock       Paid-in     Accumulated
                                                        Shares      Amount   Capital     Deficit
                                                      ----------  ---------  ---------   -----------

Balance, December 31, 1997                            45,995,688 $   45,996  $2,611,897  $(2,591,722)

Net loss for year ended December 31, 1998                   -          -           -      (1,277,516)
                                                      ---------- ----------  ----------  -----------
Balance, December 31, 1998                            45,995,688 $   45,996  $2,611,897  $(3,869,238)

Common stock issued for payables at
approximately $0.02 per share                         19,816,900     19,817     293,171         -

Common stock issued for services at $0.02 per share   13,750,000     13,750     261,250         -

Common stock issued for assuming debt of the Company  50,000,000     50,000     623,391         -

Common stock canceled                                   (500,000)      (500)        500         -

Common stock issued to convert debt at approximately
$0.11 per share                                          500,000        500      55,167         -

Net loss for the year ended December 31, 1999               -          -           -        (148,363)


Balance, December 31, 1999                           129,562,588     129,563   3,845,376 $(4,087,601)
                                                    ============   =========  ========== ===========


The accompanying notes are an integral part of these consolidated financial statements

                   DRYDEN INDUSTRIES, INC. AND SUBSIDIARIES
            (Formerly Dry Dairy International, Inc. and Subsidiaries)
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                        From
                                                                                  Inception of the
                                                                                  Development Stage
                                                                                    On January 1,
                                                           For the Years Ended      1998 Through
                                                               December 31,         December 31,
                                                  ----------------------------------------------
                                                       1999            1998            1999
                                                   ------------    ------------    ------------
OPERATING ACTIVITIES:
 Net loss                                          $  (148,363)    $(1,347,516)     $(1,495,879)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Shares issued for services                           275,000            -            275,000
   Gain on sale of subsidiaries (Note 6)              (231,348)           -            (231,348)
   Loss on discontinued operations                        -            851,596          851,596
   Changes in operating assets and liabilities:
   Increase (decrease) in accounts payable and other
   current payables                                     22,194         173,655          195,849
                                                    ----------     -----------      -----------
    Net Cash Used by Operating Activities              (82,517)       (322,265)        (404,782)
                                                    ----------     -----------      -----------
INVESTING ACTIVITIES:                                     -               -                -
                                                    ----------     -----------      -----------
FINANCING ACTIVITIES:

    Proceeds from notes and line of credit
      payable-related                                   82,356         330,419          412,775
    Repayment of notes payable                            -             (7,993)          (7,993)
                                                    ----------     -----------       ----------
      Net Cash Provided by Financing Activities         82,356         322,426          404,782
                                                    ----------     -----------       ----------

INCREASE (DECREASE) IN CASH                               (161)            161             -


CASH AT BEGINNING OF PERIOD                                161            -                -
                                                    ----------     -----------       ----------
CASH AT END OF PERIOD                               $     -        $       161       $     -
                                                    ==========     ===========       ==========

SUPPLEMENTAL CASH FLOWS INFORMATION:
  Cash paid for:
   Interest                                       $       -       $       -        $       -
   Income Taxes                                   $       -       $       -        $       -

NON CASH FINANCING ACTIVITIES:
  Common stock issued for payables                $    312,988    $       -        $    312,988
  Common stock issued to convert debt             $    729,058    $       -        $    729,058




The accompanying notes are an integral part of these consolidated financial statements.

                   DRYDEN INDUSTRIES, INC. AND SUBSIDIARIES
          (Formerly Dry Dairy International, Inc. and Subsidiaries)
                         (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1999

NOTE 1 - ORGANIZATION

Dryden International, Inc. (formerly Dry Dairy International, Inc.) (the Company) was incorporated under the laws of the State of Utah on March 6, 1987. The Company was organized for the purpose of providing a vehicle which could be used to raise capital and seek business opportunities believed to hold a potential for profit. The Company has been reclassified as a development stage company per SFAS No. 7, as of January 1, 1998. On June 11, 1999, the Company changed its name to Dryden Industries, Inc. and increased the authorized number of shares from 50,000,000 to 150,000,000.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

b. Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

c. Basic Loss Per Share

Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

                                                  December 31
                                           ------------------------
                                           1999                1998
                                       ------------------------------

Numerator - loss                       $  (148,363)    $   (1,347,516)
Denominator - weighted average
number of shares outstanding            58,215,597         45,995,688
                                       -----------     --------------
Loss per share                         $     (0.00)    $        (0.03)

d. Provision for Taxes on Income

At December 31, 1998, the Company had net operating loss carryforwards of approximately $4,000,000 that may be offset against future taxable income through the year 2019. No tax benefit has been reported in the financial statements, as the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation account of the same amount.

e. Principles of Consolidation

The accompanying financial statements include the accounts of Drydent Industries, Inc. (formerly Dry Dairy International, Inc.) and its wholly-owned

                DRYDEN INDUSTRIES, INC. AND SUBSIDIARIES
          (Formerly Dry Dairy International, Inc. and Subsidiaries)
                         (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

subsidiairies Lombardo's Pastaria, Inc. (Lombardo), NGU Distribution, Inc.
(NGU) and Tulip Bakery, Inc. (Tulip). All significant intercompany transactions have been eliminated. These subsidiaries were all sold off on December 30, 1999 (see Note 6).

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

g. Change in Accounting Principles

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

h. Revenue Recognition

The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no cash and has experienced losses from inception. The Company has also discontinued the operations of its 3 operating subsidiaries.

Management intends to merge with an operating company and to complete additional debt and equity offerings to meet the cash flow needs of the Company (see Note 8).

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

                 DRYDEN INDUSTRIES, INC. AND SUBSIDIARIES
          (Formerly Dry Dairy International, Inc. and Subsidiaries)
                         (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1999

NOTE 5 - LINE OF CREDIT - RELATED PARTY

A shareholder of the Company has agreed to provide a line of credit to the Company. The line of credit bears interest at 8% per annum on the average monthly balance. The line of credit is due on demand and is unsecured. The balance owed on the line of, including interest, was $43,468. On November 18, 1999, the President of the Company personally assumed $673,391 of the line of credit in exchange for receiving 50,000,000 shares of the Company's common stock.

NOTE 6   SALE OF SUBSIDIARIES

On December 30, 1999, the Company sold all of its subsidiaries, Lombardo, NGU and Tulip to a related company. The buyer purchased all assets and assumed all present and future liabilities of the companies. The Company was required to pay $50,000 cash as part of the agreement and this liability is included in the accompanying balance sheet under payable - related party. The Company recorded a gain o the sale of $231,348 as a result of the buyer assuming all liabilities of the subsidiaries.




        [the remainder of this page is intentionally left blank]

                     DRYDEN INDUSTRIES, INC. AND SUBSIDIARIES
            (Formerly Dry Dairy International, Inc. and Subsidiaries)
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                               December 31, 1999

NOTE 7 - LOSS FROM DISCONTINUED OPERATIONS

On February 26, 1998, the Board of Directors of the Company decided to discontinue the operations of Tulip and NGU, and on May 29, 1998, the Company decided to discontinue the operations of Lombardo's due to a lack of funding and increased losses. The following is a summary of the loss of discontinued operations.
                                                       From
                                                  Inception of the
                                                  Development Stage
                                                    On January 1,
                           For the Years Ended           1998 Through
                                     December 31,              December 31,
                            ---------------------------      ---------------
                               1999            1998               1999
                            -----------     -----------      ------------

 NET REVENUES               $      -        $   601,722      $    601,722
 COST OF PRODUCT SOLD                           377,150           377,150
                            -----------      ----------       -----------
    Gross Profit                                224,572           224,572
                            -----------      ----------       -----------
 EXPENSES
    Selling, general and
      Administrative            324,355       1,343,030         1,667,385
   Depreciation                                  84,000            84,000
                             ----------      ----------        ----------
     Total Expenses              324,355       1,427,030         1,751,385
                             ----------      ----------        ----------

 LOSS FROM OPERATIONS          (324,355)     (1,202,458)       (1,526,823)
                            -----------      ----------        ----------

 OTHER INCOME (EXPENSE)
  Other income (expense)           -            (96,182)          (96,182)
  Interest expense              (55,356)        (48,876)         (104,323)
                            -----------     -----------        ----------
   Total Other Income
   (Expense)                    (55,356)       (145,058)         (200,414)
                            -----------     -----------        ----------
LOSS BEFORE INCOME TAX
  EXPENSE                      (379,711)     (1,347,516)       (1,727,227)

INCOME TAX EXPENSE                 -               -                 -
                            -----------      ----------        ----------
NET LOSS                    $  (379,711)   $ (1,347,516)       (1,727,227)
                            ===========      ==========        ==========

BASIC LOSS PER SHARE OF
COMMON STOCK                $     (0.00)    $     (0.03)
                            ===========      ==========

                   DRYDEN INDUSTRIES, INC. AND SUBSIDIARIES
          (Formerly Dry Dairy International, Inc. and Subsidiaries)
                       (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                            December 31, 1999

NOTE 8 -  SUBSEQUENT EVENT

Purchase of Vista
-----------------

On January 3, 2000, the Company completed a contribution agreement whereby Dryden issued 46,630,863 shares of its common stock in exchange for each of the partners entire respective ownership interest in Vista Photographic and Video Group, Ltd. (Vista). The shares issued by the Company represented approximately 25% of the total shares of the Company's common stock issued and outstanding immediately following the acquisition. The acquisition is accounted for as a purchase of Vista.

Consolidated Proforma Statement of Operations
---------------------------------------------

The historical information contained herein has been consolidated on a proforma basis. The purchase of Vista on January 3, 2000 is described above. The purchase has been presented as though it were effective January 1, 1999. All significant accounting policies for Vista are the same as the Company's as defined in Note 1. The purchase resulted in goodwill of $9,346,740 which is being amortized over a period of fifteen years.

                                      For the Year Ended
                                       December 31, 1999
                         -----------------------------------------------
                                        Proforma                   Proforma
                             Dryden      Vista     Adjustments     Combined

                          ----------   ---------   ------------   -----------
Revenues                  $      -     $ 327,188           -      $   372,188
Cost of products sold            -       174,238           -          174,238
                          ----------    ---------  ------------    ----------
Gross Margin                     -       197,950           -          197,950
                          ----------    ---------  ------------    ----------
Rent                             -        19,200           -           19,200
Depreciation and
 Amortization                    -        28,080        623,116       651,196
General and administrative    324,355    218,149           -          542,504
                          -----------   ---------  ------------    ----------
Total Operating Expenses      324,355    265,429        623,116     1,212,900
                          -----------   ---------  ------------    ----------
  Operating Loss             (324,355)   (67,479)      (623,116)   (1,014,950)
                          -----------   ---------  ------------    ----------
Gain on sale of
subsidiaries                  231,348       -              -          231,348
Interest expense              (55,356)   (27,752)          -          (83,108)
                          -----------   ---------  ------------    ----------
  Total Other Income
  (Expense)                   175,992    (27,752)          -          148,240
                          -----------   ---------  ------------    ----------
   Net Loss               $   148,363  $ (95,231)  $   (623,116)  $  (866,710)
                          ===========   =========  ============    ==========