Form 10QSB
period 2000-03-31
E RESOURCES INC
filed 2000-05-22
CIK 814070

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission file number:  33-14065-D

                             e resources inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              UTAH                                                87-0476117
 ------------------------------                             -----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification
No.)

  304 North Highway 377, Roanoke, Texas                             76262
 --------------------------------------                           ----------
(Address of principal executive offices)                          (Zip Code)

                                  (817) 491-9634
                ----------------------------------------------------
                (Registrant's telephone number, including area code)

                                  NOT APPLICABLE
 --------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of common stock, was 9,556,172 shares of common stock, par value $0.001, as of March 31, 2000.

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

     The unaudited balance sheet of the Company as of March 31, 2000, and the related audited balance sheet of the Company as of December 31, 1999, and the related unaudited statements of operations, and cash flows for the three month period ended March 31, 1999 and 2000, and the unaudited statement of stockholders' equity for the period from December 31, 1997 through March 31, 2000, are attached hereto and incorporated herein by this reference.

     Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

e resources inc. and Subsidiaries
(Formerly Dryden Industries, Inc. and Subsidiaries)
CONSOLIDATED BALANCE SHEETS

                                                   March 31,     DECEMBER 31,
                                                      2000          1999
                                                 ------------   -------------
ASSETS                                           (Unaudited)
Current Assets:
Cash                                             $ 1,031,869      $      -
Note Receivable                                       30,027             -
Accounts Receivable                                  100,516             -
                                                  ----------      ----------
          Total current assets                     1,162,412             -
                                                  ----------      ----------
Fixed Assets:
Property, Plant and Equipment (Net)                  165,230             -
                                                  ----------      ----------
          Total fixed assets                         165,230             -
                                                  ----------      ----------
Other Assets:
Deposits                                               7,004             -
Goodwill                                           9,190,961             -
                                                  ----------      ----------
          Total other assets                       9,197,965             -
                                                  ----------      ----------

          Total Assets                           $10,525,607      $      -
                                                  ==========      ==========



See the accompanying notes to the consolidated financial statements.

e resources inc. and Subsidiaries
(Formerly Dryden Industries, Inc. and Subsidiaries)
CONSOLIDATED BALANCE SHEETS(Continued)
                                                   March 31,     DECEMBER 31,
                                                      2000          1999
                                                 ------------   -------------
LIABILITIES AND STOCKHOLDERS' EQUITY             (Unaudited)

Current Liabilities:
     Cash overdraft                             $      -         $     11,731
     Accounts payable                                15,785             7,463
     Taxes payable                                    3,163              -
     Jobs not completed                              20,305              -
     Notes payable   shareholder                    150,000            50,000
     Accrued interest payable                         2,625              -
     Line of credit                                    -               43,468

                                                   --------        ----------

          Total Current Liabilities                 187,323           112,662
                                                   --------        ----------
          Total Liabilities                         187,323           112,662
                                                   --------        ----------

Stockholders' Equity (Deficit):
     Stock authorized 250,000,000 shares at
      $0.001 par value; 9,556,172 shares issued
      and outstanding, respectively. (Note 1)         9,557             6,478
     Additional paid-in capital                  14,575,389         3,968,461

     Accumulated deficit                         (4,246,622)       (4,087,601)
                                                  ---------        ----------

         Total Stockholders' Equity (Deficit)    10,338,284          (112,662)

                                                 ----------        ----------
         Total Liabilities and
          Stockholders' Equity                  $10,525,607       $      -
                                                ===========        ==========


See the accompanying notes to the consolidated financial statements.

e resources inc. and Subsidiaries
(Formerly Dryden Industries, Inc.)
CONSOLIDATED STATEMENT OF OPERATIONS


                                   FOR THE THREE MONTHS ENDED
                                             MARCH 31,

                                       2000            1999
                                    -----------     -----------
                                    (Unaudited)     (Unaudited)

Revenues                              $  220,311      $    -
                                     -----------     -----------
Cost of Goods Sold                        78,434           -
                                     -----------     -----------
Gross Profit                          $  141,877           -
                                     -----------     -----------
Expenses
General & Administrative                 138,139           -
Depreciation & Amortization              162,799           -
                                     -----------     -----------
   Net (Loss) on Continuing
   Operations                         $( 159,061)     $    -

   Loss From Discontinued
   Operations                         $     -         $   42,555
                                     -----------     -----------
   Net Income (Loss)                  $( 159,061)     $  (42,555)
                                     ===========     ===========


   Net (Loss)
    per share                        $    (0.02)     $    (0.02)

                                     ===========     ===========

Weighted average
 number of shares
 outstanding.                         9,523,673       2,299,784
                                     ===========     ===========




See the accompanying notes to the consolidated financial statements.

e resources inc. and Subsidiaries
(Formerly Dryden Industries, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                     Additional
                                Common Stock           Paid-in     Accumulated
                            Shares      Par Value       Capital       Deficit
                           ---------    ---------     ----------   ----------
Balances,
December 31, 1998          2,299,784        2,300      2,655,594
(3,939,238)

Common stock issued for
payables at approximately
$0.28 per share              990,845          991        280,076          -

Common stock issued for
services at $0.40 per
share                        687,500          687        274,313          -

Common stock issued for
assuming debt of the
Company at approximately
$0.28 per share            2,500,000        2,500        703,478          -

Common stock cancelled       (25,000)        (250)           250          -

Common stock issued to
convert debt at
approximately $2.20
per share                     25,000          250         54,750          -

Net loss for the year
ended December 31, 1999         -            -              -        (148,363)
                            --------     --------       --------   ----------
Balance, December 31,
 1999                      6,478,129    $   6,478    $ 3,968,461  $(4,087,601)
                          ==========    =========    ===========  ===========
Common stock issued to
purchase subsidiary at
approximately $4.00 per
share                      2,331,543        2,332      9,114,675          -

Common stock issued for
cash at $2.00 per share      746,500          747      1,492,253          -

Net loss for the period
ended March 31, 2000            -            -              -
(159,061)
                          ----------    ---------     ----------  -----------

Balance, March 31, 1999
  (Unaudited)              9,556,172     $  9,557   $ 14,575,389  $(4,246,662)
                          ==========     =========    ==========  ===========

See the accompanying notes to the consolidated financial statements.

e resources inc. and Subsidiaries
(Formerly Dryden Industries, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      FOR THE THREE MONTHS
                                         ENDED MARCH 31
                                        2000            1999
                                     (Unaudited)    (Unaudited)
                                     -----------   ------------
Operating Activities:
Net gain (loss)                      $(  159,061)   $   (42,555)
Adjustments to reconcile net gain
 (loss) to net cash provided
 by operating activities:
   Depreciation                          162,799           -
Changes in operating assets and
   liabilities:
   (Increase) decrease in accounts
    receivable                          (130,543)          -
   (Increase) decrease in open jobs       20,305           -
   (Increase) decrease in deposits        (7,004)          -
   Increase (decrease) in cash
    overdraft                            (11,731)          -
   Increase (decrease) in accounts
    payable and other current payables     3,767         28,766
   Increase (decrease) in accrued
    taxes                                  3,163           -
   Increase (decrease) in accrued
    interest                               2,625          1,000
                                     -----------     ----------
    Net cash used by operating
      activities                        (115,680)      ( 12,789)
                                      -----------     ----------
Investing Activities:
 Purchase of Subsidiary                 (229,733)
 Purchase of property and equipment     (172,250)          -
                                      -----------     ----------
    Net cash used by investing
     Activities                         (401,983)          -
                                      -----------     ----------

Financing Activities:
 Increase (decrease) of
  line of credit payable   related       (43,468)        12,690
 Increase (decrease) of notes payable
   related                               100,000           -
 Issuance of common stock for cash     1,493,000           -
                                     -----------      ---------
    Net cash provided by financing
     activities                        1,549,532         12,690
                                     -----------     ----------


See the accompanying notes to the consolidated financial statements.

e resources inc. and Subsidiaries
(Formerly Dryden Industries, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                      FOR THE THREE MONTHS
                                         ENDED MARCH 31
                                        1999            1998
                                     (Unaudited)    (Unaudited)
                                     -----------   ------------
Net Increase(Decrease)in Cash          1,031,869            (99)
Cash at beginning of period                 -               161
                                     -----------     ----------
Cash at end of period              $   1,031,869     $       62
                                     ===========     ==========


Supplemental cash flows information:
Cash paid for:
   Interest                        $      10,019     $   13,690
   Taxes                           $        -        $     -

Non-cash financing activities      $   9,346,740     $     -








See the accompanying notes to the consolidated financial statements.

e resources inc. and Subsidiaries
(Formerly Dryden Industries, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000 and December 31, 1999

NOTE 1 -  ORGANIZATION

e resources inc. (formerly Dryden Industries, Inc.) (the Company) was incorporated under the laws of the State of Utah on March 6, 1987. The Company was organized for the purpose of providing a vehicle which could be used to raise capital and seek business opportunities believed to hold a potential for profit. The Company has been reclassified as a development stage company per SFAS No.7 as of January 1, 1998. On June 11, 1999, the Company changed its name to Dryden Industries, Inc. and increased the authorized number of shares from 50,000,000 to 150,000,000. On March 31, 2000, the Company changed its name to e resources inc.

On January 3, 2000, the Company completed a contribution agreement whereby the Company issued 2,331,543 post-split shares (a 1-for-20 reverse split, effective March 31, 2000) of its common stock in exchange for each of the partners entire respective ownership interest in Vista Photographic and Video Group, Ltd. (Vista). The shares issued by the Company represented approximately 25% of the total shares of the Company's common stock issued and outstanding immediately following the acquisition. The acquisition is accounted for as a purchase of Vista.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Accounting Method

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

b.  Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

c.  Basic Loss Per Share

Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

                                             March 31,
                                         2000          1999
                                       ---------     ---------
   Numerator - loss                  $  (159,061)  $   (42,555)
   Denominator - weighted average
    number of shares outstanding       9,523,673     2,299,784

       Loss per share                $     (0.02)  $     (0.02)
                                     ===========   ===========
e resources inc. and Subsidiaries
(Formerly Dryden Industries, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000 and December 31, 1999

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
d.  Provision for Taxes on Income

At March 31, 2000, the Company had net operating loss carryforwards of approximately $4,200,000 that may be offset against future taxable income through the year 2020. No tax benefit has been reported in the financial statements, as the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation account of the same amount.

e.  Principles of Consolidation

The accompanying financial statements include the accounts of e resource inc.(formerly Dryden Industries, Inc.) and its wholly-owned subsidiary Vista. All significant intercompany transactions have been eliminated.

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

g.  Change in Accounting Principles

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this statement had no material impact on the Company's consolidated financial statements.

e resources inc. and Subsidiaries
(Formerly Dryden Industries, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000 and December 31, 1999

NOTE 3 -  STOCK TRANSACTIONS

During the period ended March 31, 2000, the Company issued 746,500 shares of its common stock for cash of $1,493,000. In addition, the Company issued 2,331,543 shares of its common stock for the purchase of its Vista subsidiary.

On March 31, 2000, the Company completed a reverse stock split on a 1-for-20 share basis. All reference to shares issued and outstanding have been retroactively restated to reflect the reverse stock split.

NOTE 5 -  LINE OF CREDIT - RELATED PARTY

A shareholder of the Company has agreed to provide a line of credit to the Company. The line of credit bears interest at 8% per annum on the average monthly balance. The line of credit is due on demand and is unsecured. The balance owed on the line of credit, including interest, was $ -0- and $43,468 at March 31, 2000 and December 31, 1999. On November 18, 1999, the President of the Company personally assumed $673,391 of the line of credit in exchange for receiving 50,000,000 (pre-split) shares of the Company's common stock.

NOTE 6 -  SALE OF SUBSIDIARIES

On December 30, 1999, the Company sold three of its subsidiaries, Lombardo, NGU and Tulip to a related company. The buyer purchased all assets and assumed all present and future liabilities of the companies. The Company was required to pay $50,000 cash as part of the agreement. The Company recorded a gain on the sale of $231,348 as a result of the buyer assuming all liabilities of the subsidiaries.

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------
The Company began the year as a development stage company having discontinued operations in all three of its subsidiaries during fiscal year 1998. Due to the lack of assets and available funds, the Company's 1999 fiscal year audited financial statements contain a "going concern" disclosure which places into question the Company's ability to continue without substantial increases in revenue or financing.

On January 3, 2000, the Company completed a contribution agreement whereby the Company issued 2,331,543 post-split shares of its common stock at closing in exchange for each of the partners entire respective ownership interest in Vista Photographic and Video, Ltd. (Vista). The shares issued by the Company at closing represented approximately 25% of the total shares of the Company's common stock issued and outstanding immediately following the closing. The acquisition is accounted for as a purchase of Vista.

On January 27, 2000, the Company held a Special Meeting of Shareholders where the acquisition of Vista was approved along with an amendment to increase the number of shares authorized from 150,000 to 250,000 shares and the authorization to effect a name change. In addition, a 1-for-20 reverse split of the stock was approved.

Plan of Operation
-----------------
On February 3, 2000, the Vista acquisition was closed. From that date operations commenced for the Company's Vista subsidiary. As part of the acquisition, Chris Curtis joined the Company as Chief Executive Officer and member of the Board of Directors.

The Company's Vista subsidiary is a full service video production house, and a producer, aggregator and broadcaster of streaming media content for Internet consumption. Vista is pursuing business in specific market niches that are currently untapped by larger competitors in the broadcast and streaming areas of Internet commerce. These niches should provide additional revenue streams from the Company's existing client base as well as allowing it to compete for new clients on a national basis.

The technology that Vista has developed enables a variety of digital media-on-demand applications including online video hosting, distance learning, marketing communications, training, rich media advertising and promotions, digital archiving and video promotion. The first of the proprietary products that Vista will introduce during the third quarter is the "e attendant ". This product will allow Web browsers to bond with a streaming video guide as they navigate Web sites, enabling a Web site to speak to it's customers with an attendant rather than the traditional text only presentation.

Vista currently serves a diverse clientele in primarily the North Texas market including Arthur Andersen Consulting, Southwest Airlines Pilots Association, and the Dallas Real Estate Council.

The Company is currently directing financial resources to the Vista subsidiary for the hiring of additional talent, marketing, public relations and capital expenditures with the goal of bringing new business to the subsidiary.

On March 17, 2000, the Company signed a merger agreement (the "Merger Agreement") with e resources inc., a Delaware corporation to purchase all of the outstanding shares of the company including its new wholly owned subsidiary CareMart. The agreement called for the Company to issue 33.33% of its issued and outstanding shares immediately following the merger to complete the transaction. A closing date during the second quarter of 2000 occurred as a subsequent event to the financial statements included in this report. The Company changed its name to e resources inc. prior to the closing of the merger as a condition of the Merger Agreement, and effected a 1-for-20 reverse split of its common shares.

The Company plans to use the merger with e resources as its initial step in its strategy of developing Internet, Intranet and electronic commerce businesses. The Company's first e commerce venture will be through its subsidiary, CareMart, an Internet niche marketer of home health care supplies.

During the first quarter the Company raised $ 1,493,000 in funding from sales of 746,500 shares of its restricted common stock at $2.00 per share. To raise additional working capital, the Company may seek to sell additional restricted shares of common stock during the balance of its fiscal year as may be needed to fund the business plan for e resources.

Liquidity and Capital Resources
-------------------------------
At March 31, 2000, the Company had total current assets of $1,162,412 and total current liabilities of $187,323, resulting in working capital of $975,089, as opposed to current assets of $ -0- and total current liabilities of $112,662 at December 31, 1999, resulting in a working capital deficit of $(112,62). During the first quarter ended March 31, 2000, the Company issued 2,331,543 shares of its common stock at $ 4.00 for the purchase of its Vista subsidiary. In addition, the Company issued 746,500 shares of its common stock for cash of $1,493,000. The significant change in working capital for the current period is a direct result of the sale of shares for cash.

Management believes that the Company's ongoing operations can be successfully financed by the periodic sale of restricted common stock via private placement offerings. The Company will continue to seek other sources of financing that may from time to time become available to the Company. Management of the Company does not believe that the Company would be able to obtain any significant debt financing at this time.

Results of Operations
---------------------
The following comparison of results of operations for the periods ending March 31, 2000 and 1999, respectively, is qualified by the fact that the Company was in the development stage in the comparative three month period in 1999, and had essentially no operations until its acquisition of Vista. The Revenues and Cost of Sales and the General and Administrative Expenses sections below reflect the operations of the Vista acquisition.

During the period ended March 31, 2000, the Company showed revenues of $220,311, with cost of goods sold on the sales of $ 78,434 for a gross profit of $141,877. All of this activity was generated from the Company's Vista subsidiary.

In addition, the Company reported General and Administrative costs of $138,139 for the period and $162,799 of depreciation and amortization including the amortization of goodwill recorded from the purchase of the Vista subsidiary. $155,779 of this amount is attributed to the amortization of goodwill. At March 31, 2000, the Company has recorded goodwill $9,346,740. This goodwill resulted from the Vista acquisition and will be amortized over 15 years. As a result, the Company can anticipate an annual amortization expense of approximately $625,000, until the year 2015. If the Company continues to make additional acquisitions that generate goodwill, the amount of the Company's annual amortization expense will increase and be expensed against income during each period, thereby reducing the Company's profitability.

The Company posted a loss on continuing operations of $(159,071) during the period ended March 31, 2000. This compares to a loss of $(42,555) from discontinued operations during the period ended March 31, 1999. At March 31, 2000, the Company had an accumulated deficit of $4,246,662 from its inception, in large part attributed to previous bad investments that have been expensed and lack of profitable operations.


                          PART II - OTHER INFORMATION
                            ITEM 1.  LEGAL PROCEEDINGS

     None.

                         ITEM 2.  CHANGES IN SECURITIES

On March 31, 2000, the Company enacted a 1-for-20 reverse split of the common stock of the Company. This action was approved by shareholders at a Special Meeting held January 27, 2000. See ITEM 4, below.

                   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 27, 2000 the Company held a special meeting of Shareholders and approved three amendments to its articles of incorporation. Article 1 was
amended to authorize a name change to e resource inc.   Article II was amended
to increase the shares authorized for issuance from 150,000,000 to 250,000,000. It was also resolved at the special meeting to approve a 1-for-20 reverse split of the common stock.

The number of issued and outstanding shares entitled to vote on these Amendments to the Articles of Incorporation was 124,562,588 of which number 70,000,000 shares voted in favor and none opposed. The Amendment to the Articles of Incorporation is included as an exhibit to this filing.

                        ITEM 5.  OTHER INFORMATION
SUBSEQUENT EVENT.

On March 17, 2000, the Company signed a merger agreement with e resources inc., a Delaware corporation ("e resources, Delaware"), to purchase all of the outstanding shares of the company including its wholly owned subsidiary

CareMart. The agreement called for the Company to issue 33.33% of its issued and outstanding shares immediately following the merger to complete the transaction. A closing date during the second quarter of 2000 occurred as a subsequent event to this report.

As a result of the purchase of e resources inc., Chuck Cunningham, a principal of e resources, Delaware, joined the Company as an officer and director.

                 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

EXHIBIT
  NO.           DESCRIPTION
--------        -----------

   3.01         Amendments to the Articles of Incorporation
   3.02         Amendments to the Articles of Incorporation
  10.01         Vista Contribution Agreement
  27            Financial Data Schedule


(b)  REPORTS ON FORM 8-K.

     None. The Company intends to file an report on Form 8-k describing the merger agreement entered into above (See ITEM 5, OTHER INFORMATION) as soon as the closing is completed.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         e resource inc.
                                         [Registrant]

Dated:  May 19, 2000
                                         /S/Robert L. Matzig
                                             President