Form 10QSB
period 2000-06-30
E RESOURCES INC
filed 2000-08-14
CIK 814070

================================================================================

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C.  20549
                            ______________________

                                  Form 10-QSB

   X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
  --- EXCHANGE ACT OF 1934 (THE "EXCHANGE ACT") FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
  ---    ACT FOR THE TRANSACTION PERIOD FROM    TO    .
                                            ----  ----

                            ______________________

                      Commission file number: 33-14065-D

                                e resources inc
              (Exact Name of Issuer as Specified in its Charter)

 ______________________________________________________________________________

            Utah                                               87-0476117
(State or Other Jurisdiction of                              (IRS Employer
 Incorporation or Organization)                          Identification Number)

                  304 North Highway 377, Roanoke, Texas 76262
                   (Address of Principal Executive Offices)

                   Issuer's Telephone Number: (817) 491-8698

              Former Name, Former Address and Former Fiscal Year,
                       If Changed Since Last Report: N/A

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

14,528,968 shares of Common Stock, $.001 par value, outstanding as of June 30,
                                     2000.

================================================================================
                                e resources inc

                Form 10-QSB for the Quarter ended June 30, 2000

                               Table of Contents
                               -----------------


                                                                                       Page
                                                                                       ----

Part I -  Financial Information......................................................   3

     Item 1 - Consolidated Financial Statements......................................   3
     Item 2 - Management's Discussion and Analysis and Results of Operation..........   8

Part II - Other Information..........................................................  11
     Item 1 - Legal Proceedings...................................................... N/A
     Item 2 - Changes in Securities..................................................  11
     Item 3 - Defaults Upon Senior Securities........................................ N/A
     Item 4 - Submission of Matters to a Vote of Security Holders.................... N/A
     Item 5 - Other Information......................................................  12
     Item 6 - Exhibits and Reports on Form 8-K.......................................  12

                                e resources inc


                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.   Consolidated Financial Statements.
          ---------------------------------

     The financial statements of e resources inc (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and have not been audited by the Company's independent public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the financial position and results of operations have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements, unless significant changes have taken place in relevant operations since the end the most recent fiscal year. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

                       E RESOURCES INC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                                 June 30, 2000
                                  (Unaudited)

                                    ASSETS
                                    ------


CURRENT ASSETS:
   Cash                                                          $  625,489
   Note receivable                                                    4,250
   Accounts receivable                                               81,949
                                                                 ----------
        Total current assets                                        711,688

PROPERTY AND EQUIPMENT, net                                         151,861

OTHER ASSETS                                                         94,001
                                                                 ----------

           Total assets                                          $  957,550
                                                                 ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                         $  137,316
   Unearned revenue                                                  52,550
   Notes payable to stockholders                                    200,000
                                                                 ----------
        Total current liabilities                                   389,866

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value, 250,000,000 shares authorized;
     14,399,159 shares issued and outstanding                        14,529
   Additional paid-in capital                                     1,477,022
   Accumulated deficit                                             (923,867)
                                                                 ----------
        Total stockholders' equity                                  567,684
                                                                 ----------

           Total liabilities and stockholders' equity            $  957,550
                                                                 ==========




              See notes to the consolidated financial statements.

                      E RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                      For the Three Months Ended       For the Six Months Ended
                                               June 30,                         June 30
                                      -------------------------        ------------------------
                                          2000          1999               2000         1999
                                      -----------    ----------        -----------   ----------
                                      (Unaudited)   (Unaudited)        (Unaudited)   (Unaudited)
REVENUES:
  Production and video sales          $    61,976    $  167,281        $   270,139   $  196,232
  Sales of medical supplies                 6,352             -              6,352            -
                                      -----------    ----------        -----------   ----------
     Total                                 68,328       167,281            276,491      196,232

COST OF GOODS SOLD:
  Production and video                     56,149        69,408            137,120      104,228
  Medical supplies                          5,115             -              5,115            -
                                      -----------    ----------        -----------   ----------
     Total                                 61,264        69,408            142,235      104,228
                                      -----------    ----------        -----------   ----------

     Gross profit                           7,064        97,873            134,256       92,004

OPERATING EXPENSES:
  General and administrative expense      410,638        55,806            559,436      103,835
  Depreciation and amortization            26,544         7,000             33,564       16,380
                                      -----------    ----------        -----------   ----------
     Total                                437,182        62,806            593,000      120,215
                                      -----------    ----------        -----------   ----------

     Income (loss) from operations       (430,118)       35,067           (458,744)     (28,211)

INTEREST EXPENSE                           (5,536)      (10,088)           (11,161)     (18,985)
                                      -----------    ----------        -----------   ----------

 NET INCOME (LOSS)                    $  (435,654)   $   24,979        $  (469,905)  $  (47,196)
                                      ===========    ==========        ===========   ==========
 NET INCOME (LOSS) PER SHARE
  (basic and diluted)                 $      (.03)   $        -        $      (.05)  $     (.01)
                                      ===========    ==========        ===========   ==========
 WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                14,528,968     8,809,672         10,085,642    8,809,672
                                      ===========    ==========        ===========   ==========



              See notes to the consolidated financial statements.

                       E RESOURCES INC AND SUBSIDIARIES
                            STATEMENT OF CASH FLOWS


                                                                                           For the Six Months Ended
                                                                                                     June 30,
                                                                                           -------------------------
                                                                                           (unaudited)    (unaudited)
                                                                                               2000          1999
                                                                                           -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                 $  (469,905)   $  (47,196)
  Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                                              33,564        16,380
     Common stock issued for services                                                           22,000             -
     Changes in operating assets and liabilities:
        Accounts and note receivable                                                           (56,781)      (35,145)
        Unearned revenues                                                                       47,300        28,407
        Accounts payable and accrued expenses                                                  (51,545)      (10,600)
     Other                                                                                      21,583             -
                                                                                           -----------    ----------

        Net cash used by operating activities                                                 (453,784)      (48,154)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in other assets                                                                     (59,873)            -
  Purchase of property and equipment                                                           (38,807)      (14,355)
                                                                                           -----------    ----------

        Net cash used by investing activities                                                  (98,680)      (14,355)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in notes payable                                                                   (258,731)       70,589
  Issuance of common stock for cash, net                                                     1,428,000             -
                                                                                           -----------    ----------

        Net cash provided (used) by financing activities                                     1,169,269        70,589

NET INCREASE IN CASH                                                                           616,805         8,080

CASH, beginning of period                                                                        8,684         6,172
                                                                                           -----------    ----------

CASH, end of period                                                                        $   625,489    $   14,252
                                                                                           ===========    ==========



              See notes to the consolidated financial statements.

                       E RESOURCES INC AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

1.   Organization and Basis of Presentation
     --------------------------------------

     Reorganization and Reverse Acquisition
     --------------------------------------
     In late 1999, the owners of Vista Photographic and Video Group, Ltd. ("vistastream") and Cunningham and Cunningham Health Concerns, Inc. ("CareMart") informally agreed to acquire in a reverse acquisition a controlling interest in the common stock of Dryden Industries, Inc. ("Dryden"). The transactions were completed in March and April 2000, and resulted in the owners of vistastream and CareMart obtaining approximately 53% of the stock of Dryden before a cash sale of stock, which was done in conjunction with the transactions. The transactions have been treated as a reorganization of vistastream and CareMart, due to common ownership, and an acquisition of the net assets of Dryden accompanied by a recapitalization of vistastream and CareMart under the legal capital structure of Dryden. Therefore, the accompanying financial statements are the historical financial statements of vistastream, and the operations of Dryden and CareMart are included in the consolidated financial statements beginning March 31, 2000. The assets and liabilities of CareMart have been recorded at book value. The assets and liabilities of Dryden were recorded at estimated market value. Intercompany accounts and transactions are eliminated in consolidation.

     Unaudited Information
     ---------------------
     The consolidated balance sheet as of June 30, 2000 and the consolidated statements of operations for the three and six month periods ended June 30, 2000 and 1999 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the consolidated financial position of the Company as of June 30, 2000 and the results of operations for the three and six month periods ended June 30, 2000 and 1999.

     Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These financial statements should be read in conjunction with the financial statements and notes to financial statements of Vista Photographic and Video Group, Ltd. and Cunningham and Cunningham Health Concerns, Inc. included in the Company's Form 8-K dated April 28, 2000.

2.   Stockholders' Equity
     --------------------

     In March 2000 the Company completed a one for twenty reverse stock split. All reference to share information in the accompanying financial statements is as if the reverse stock split had occurred at the earliest period presented.

     During the first quarter of 2000, the Company sold 714,000 shares of common stock for cash proceeds of $1,428,000.

     During March 2000, the Company issued 162,300 shares for services related to a consulting agreement entered into by Dryden in October 1999. The shares were recorded at their estimated market value at the time the agreement was entered into of $0.27 per share. Approximately one-half of the shares applied to services after the transaction with Dryden described above and have been recorded as an expense of $22,000 in the accompanying financial statements.

     During March and April 2000, the Company issued 2,331,543 and 4,842,987 shares, respectively to the former owners of vistastream and CareMart to complete the transactions described in Note 1.

3.   Stock Option Plan
     -----------------

     In July 2000, the Company's board of directors approved a stock option agreement ("the Agreement"), which is to be presented to the Company's stockholders for approval. The Agreement provides for Non Statutory Options and Incentive Stock Options to be granted employees as approved by the Company's compensation committee of the board of directors. In July 2000, subject to shareholder approval, options were granted to acquire 657,500 shares at $.75 per share. The options expire over various periods and contain four year vesting periods.

4.   Private Placement of Common Stock
     ---------------------------------

     In July 2000, the Company began a private placement in which up to 2,500,000 shares of the Company's common stock are to be offered at $1.00 per share. The shares are to be accompanied by warrants to acquire up to an additional 2,500,000 shares at $3.00 per share. The warrants are to be immediately exercisable and expire on December 31, 2010.

                                   *********
                                   ---------

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations.
          ----------------------

     (a)  General

     e resources inc is an acquisition and development company engaged primarily in developing, investing in and directing the business strategy of a network of companies with Internet, Intranet and electronic commerce based applications. The Company was incorporated under the laws of the state of Utah on March 6, 1987, under the name Wonder Capital, Inc. Subsequently, the Company's name was changed to Dryden Industries, Inc. ("Dryden"). The Company was originally formed to be a vehicle for ongoing business entities to become public through a merger or acquisition with the Company. In 1998, Dryden discontinued operations in all three of its subsidiaries due to continuing losses in operations. In 1999, Dryden changed its status to a development stage company and wrote off the assets that were attributable to its three operating subsidiaries.

     Dryden remained a development stage company with essentially no operations until January 2000, when the Company's shareholders ratified a contribution agreement providing for the acquisition of Vista Photographic and Video, Ltd., a Texas limited partnership ("vistastream"). vistastream is a full-service video production house and a producer, aggregator and broadcaster of streaming media programming for the Internet. vistastream is operated as a wholly-owned subsidiary of the Company. In connection with the acquisition, Christopher D. Curtis, the founder of vistastream, was appointed to the Board of Directors of the Company. The details of the vistastream acquisition, as well as the summary of vistastream's business, are disclosed in the Company's 10-KSB, filed with the SEC on April 26, 2000, and the Company's 10-QSB, filed with the SEC on May 22, 2000.

     On April 28, 2000, the Company acquired all the outstanding capital stock of CareMart, Inc., a Delaware company ("CareMart"). The acquisition was accomplished pursuant to a reverse triangular merger, whereby CareMart was merged with a wholly-owned subsidiary of the Company in accordance with a merger agreement entered into between the parties on March 17, 2000. Immediately prior to the merger, CareMart acquired all the outstanding capital stock of Cunningham & Cunningham Health Concerns, a Texas corporation ("CC&H"). CC&H operated the business of CareMart prior to the merger. CareMart is operated as a wholly-owned subsidiary of the Company.

     CareMart is an online niche marketer and distributor of home healthcare products and supplies for general and institutional consumption. CareMart markets to healthcare providers who treat persons with reduced or impaired mobility or other self-care limitations due to age, injuries or disease. In connection with the merger, Charles C. Cunningham, the founder of CareMart, became a member of the Board of Directors and was appointed to the offices of President and Treasurer of the Company. Mr. Curtis, a shareholder of CareMart prior to the merger, was appointed to the offices of Chief Executive Officer and Secretary of the Company following the acquisition of CareMart.

     In connection with the CareMart acquisition, Mr. Curtis was issued 1,787,479 shares of the Company's common stock and Mr. Cunningham was issued 2,813,358 shares of the Company's common stock. Because the consideration for the CareMart acquisition consisted entirely of shares of the common stock of the Company, the Company did not have any material funding requirements in order to
effectuate the acquisition.   The details of the CareMart merger, as well as the
summary of CareMart's business, are disclosed in the Company's 8-K filed with the SEC on June 30, 2000.

     In June 2000, management determined that the vistastream and CareMart transactions should be characterized as a reorganization due to common ownership, and an acquisition of the net assets of Dryden accompanied by a recapitalization of vistastream and CareMart under the legal capital structure of Dryden. The transactions were initially characterized as purchases of vistastream and CareMart by the Company. The recharacterization of the transactions resulted in the need to prepare amended financial statements for the three (3) months ended March 2000. On June 30, 2000, the Company filed a Form 8-K with the SEC disclosing the recharacterization of the vistastream and CareMart transactions, and filing the requisite financial statements. The amended first quarter financial statements reporting the recharacterization of the vistastream and CareMart transactions are being reviewed and, upon completion, will be filed with the SEC.

     On May 30, 2000, the Company formed eGROW Inc., a Delaware corporation ("eGROW"), as a wholly-owed subsidiary of the Company. eGROW was formed to position the Company to enter the business incubation industry, by creating a vehicle to aide newly emerging businesses to develop and mature into solid companies through acquisition and investment. Through eGROW, the Company plans to construct an interactive combination of network companies, formed through certain strategic partnerships and alliances. The Company already has an such an alliance with vLicense.com, ("vLicense"), a vendor of business-to-business software engaged in developing products that enable electronic software distribution for portals, ASPs, and application vendors. vLicense has applied for patent protection for its proprietary technology with the United States Patent and Trademark Office.

     Effective July 19, 2000, the Company's independent public accountant for fiscal year 1999, H J & Associates, LLC, was dismissed by the Company's Board of Directors. The dismissal was due primarily to the late preparation of financial statements, and was not motivated by a disagreement on any matter of accounting principle or practice. Effective July 25, 2000, the Company engaged Hein & Associates, LLP, as its independent public accountant for fiscal year 2000. The Company's 8-K reporting the change in independent accountants was filed with the SEC on July 25, 2000.

     (b)  Financial Condition and Results of Operations.

     As previously noted, the Company ceased operations in all three of its subsidiaries in 1998 and became a development stage company in 1999, with essentially no operations until the acquisition of vistastream and CareMart. Accordingly, any comparison of the financial condition and results of operations of the Company for fiscal years 1998 and 1999 with the quarter ended June 30, 2000 must be qualified by these factors. In the opinion of management, it is more appropriate to compare the historical financial statements of vistastream and CareMart with the Company's consolidated financial statements for the quarter ended June 30, 2000, since the Company had no other material operations for the applicable time periods.

     Results of Operations
     ---------------------

     Revenues for the three and six month periods ended June 30, 2000 were $68,328 and $276,491, respectively, versus $167,281 and $196,232 for the comparable 1999 periods. vistastream revenues decreased during the second quarter ended June 30, 2000 compared to the same period for 1999. This decrease was primarily due to projects that were completed earlier in the first quarter, as reflected in revenues for the six months ended June 30, 2000 compared to the same period for 1999. vistastream's revenues in prior periods were focused specifically on video production. During the second quarter ended June 30, 2000, sales efforts were refocused to video streaming and other e-commerce related video production, which the Company believes will help to stabilize revenues and produce a recurring revenue stream in the future. CareMart revenues consisted of $6,352 for the three months ended June 30, 2000. CareMart will begin marketing its web site in the third and fourth quarter, and management believes this marketing effort will increase revenues.

     Gross profit for the three and six month periods ended June 30, 2000 were $7,064 and $134,256, respectively, versus $97,873 and $92,004 for the comparable 1999 periods. The decline of gross profit in the second quarter ended June 30, 2000 compared to the same period for 1999 is primarily due to the timely completion of video projects in the first quarter. This is evidenced by the increase in gross profit for the six months ended June 30, 2000 over the same period in 1999, which were the result of the early completion of such projects. In the second quarter, management implemented a new business strategy which focuses vistastream as a producer and aggregator of streaming media services for the Internet. Prior to the implementation of the new business strategy, vistastream's focus had been on corporate video production. Management believes that the adjustment in vistastream's business strategy will better position the Company to increase its revenues in the long term, by mitigating the seasonal nature of corporate video production.

     Operating expenses for the three and six month periods ended June 30, 2000 were $437,182 and $593,000, respectively, versus $62,806 and $120,215 for the comparable 1999 periods. The significant increase in operating expenses over the prior year is primarily due to the fact that vistastream was the only operating entity in 1999 with material expenditures and expenses related to acquisitions. e resources has incurred $150,775 in operating expenses for the second quarter ended June 30, 2000. The majority of these expenses relate to legal fees in association with the merger and acquisition of CareMart and vistastream. vistastream also incurred additional expenses for the second quarter due to the hiring of three additional sales representatives in order to focus marketing efforts on obtaining additional video streaming revenue.

     Net income (loss) for the three and six month periods ended June 30, 2000 were ($435,654) and ($469,905), respectively, versus $24,979 and ($47,196) for the comparable 1999 periods. Basic and diluted earnings per share were ($.03) and ($.05) for the three and six month periods ended June 30, 2000. In 1999, the only entity in operation was vistastream with diluted earnings per share of ($.01) for the six month period ending June 30, 1999.

     Liquidity and Capital Requirements
     ----------------------------------

     The Company had net working capital of approximately $321,822 at June 30, 2000. Cash consisted of $625,489 as of June 30, 2000. The Company did not have any significant capital expenditures in the second quarter, nor were there any significant internal or external sources of liquidity. During the second quarter, the Company did approve a private placement of the Company's common stock for $2,500,000. Management anticipates that it will commence the sale of private placement shares during the third quarter. Monies obtained via the private placement are anticipated to be used to fund the operations of all e resources companies and also fund future capital requirements.

                          PART II - OTHER INFORMATION
                          ---------------------------

     Item 2.   Changes in Securities.
               ---------------------

     (a)  Stock Issued; Proceeds.

     During March and April 2000, in consideration for the vistastream and CareMart acquisitions, the Company issued 2,331,543 and 4,892,987 shares of the Company's common stock to the former owners of vistastream and CareMart in order to complete the acquisitions. The stock issued resulted in the former owners of vistastream and CareMart acquiring a controlling interest in the Company of approximately 53%, before giving effect to a cash sale of 714,000 shares of common stock representing proceeds of $1,428,000.

     (b)  Stock Option Plan.

     On July 12, 2000, the Company's Board of Directors approved the e resources inc Stock Option Plan (the "Plan"). The Plan is intended to create shareholder value by providing incentives to selected key employees and consultants who contribute, and are expected to contribute, materially to the success of the Company; to provide a means of rewarding outstanding performance by such key employees and consultants; and to enhance the interests of such key employees and consultants in the continued success and progress of the Company by providing them with a proprietary interest in the Company. Further, the Plan is designed to enhance the Company's ability to maintain a competitive position in attracting and retaining qualified key personnel necessary for the continued success and progress of the Company.

     The Plan reserves 1,000,000 shares of the Company's common stock for issuance to key employees and consultants. Options granted under the Plan may be intended to qualify as incentive stock options pursuant to Section 422 of the Internal Revenue Code of 1986, as amended, or may be nonqualified options, as determined by the committee administering the Plan. Since with the implementation of the Plan, the Company has granted options to acquire an aggregate of 657,500 shares to 14 employees of the Company. The Options expire over certain various four (4) year vesting periods. The Company intends to submit the Plan to its shareholders for approval at the next meeting of shareholders.

Item 5.   Other Information.
          -----------------

     On June 30, 2000, the Company announced its intent to commence a private placement offering of its common stock (the "Offering"). The Company intends to offer a maximum of Five Million (5,000,000) shares of unregistered common stock, consisting of (i) Two Million Five Hundred Thousand (2,500,000) shares of unregistered common stock offered through subscription, at a price of One Dollar ($1.00) per Share, accompanied by (ii) warrants for Two Million Five Hundred Thousand (2,500,000) shares of unregistered common stock, at an exercise price of Three Dollars ($3.00) per share. The warrants are anticipated to be immediately exercisable, expiring on December 31, 2010. The proceeds of the Offering are anticipated to be used for acquiring and investing in businesses engaged in providing e-business solutions, working capital, and general corporate purposes. Management currently anticipates that the Offering will commence in the third quarter of 2000; however, there can be no assurance that the Company will complete the Offering, or any similar fund raising transaction, or that if it does, it will be able to complete the Offering on the terms set forth above.

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

     Reports on Form 8-K filed during the quarter ended June 30, 2000:

     The Company's current report on Form 8-K was filed June 30, 2000, disclosing (i) the acquisition of CareMart; (ii) the recharacterization of the vistastream and CareMart transactions as a reorganization; and (iii) the Offering, and filing the audited financial statements of vistastream and CareMart as of December 31, 1999, accompanied by the report of the independent auditors, and the unaudited consolidated pro forma financial statements of the Company (including vistastream and CareMart) as of December 31, 1999.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 14, 2000
                                   By:  /s/ Charles C. Cunningham
                                        --------------------------------------
                                        Charles C. Cunningham
                                        President and Treasurer
                                        (Principal Financial Officer)


                                   By:  /s/ Christopher D. Curtis
                                        --------------------------------------
                                        Christopher D. Curtis
                                        Chief Executive Officer and Secretary