Form 10QSB
period 2000-09-30
E RESOURCES INC
filed 2000-11-14
CIK 814070

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C.  20549
                            _______________________

                                  Form 10-QSB

   X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ----- ACT OF 1934 (THE "EXCHANGE ACT") FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

 -----  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE  ACT
        FOR THE TRANSACTION PERIOD FROM      TO      .
                                        ----     ----

                            _______________________

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

                  Issuer's Telephone Number: (817) 491 -8698

              Former Name, Former Address and Former Fiscal Year,
                       If Changed Since Last Report: N/A

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

 14,528,968 shares of Common Stock, $.001 par value, outstanding as of October
                                   31, 2000.

                                e resources inc

             Form 10-QSB for the Quarter ended September 30, 2000

                               Table of Contents
                               -----------------


                                                                               Page
                                                                               ----
Part I -  Financial Information

     Item 1 - Consolidated Financial Statements                                   3
     Item 2 - Management's Discussion and Analysis and Results of Operation       8

Part II - Other Information
     Item 1 - Legal Proceedings                                                 N/A
     Item 2 - Changes in Securities                                             N/A
     Item 3 - Defaults Upon Senior Securities                                   N/A
     Item 4 - Submission of Matters to a Vote of Security Holders               N/A
     Item 5 - Other Information                                                  10
     Item 6 - Exhibits and Reports on Form 8-K                                   11

                        E RESOURCES INC AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.    Consolidated Financial Statements.
           ---------------------------------

     The financial statements of e resources inc (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and have not been audited by the Company's independent public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the financial position and results of operations have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements, unless significant changes have taken place in relevant operations since the end of the most recent fiscal year. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

                        E RESOURCES INC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               September 30, 2000
                                  (Unaudited)

                                     ASSETS


CURRENT ASSETS:
 Cash                                                              $   133,452
 Note receivable                                                         3,750
 Accounts receivable                                                    51,631
 Prepaid expenses                                                       82,843
                                                                   -----------
      Total current assets                                             271,676

PROPERTY AND EQUIPMENT, net                                            162,113

OTHER ASSETS                                                            96,097
                                                                   -----------

          Total assets                                             $   529,886
                                                                   ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                            $   114,716
  Unearned revenue                                                      25,419
  Notes payable to stockholders                                        200,000
                                                                   -----------
      Total current liabilities                                        340,135

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 250,000,000 shares authorized;
     14,528,968 shares issued and outstanding                           14,529
  Additional paid-in capital                                         1,478,022
  Accumulated deficit                                               (1,302,800)
                                                                   -----------
      Total stockholders' equity                                       189,751
                                                                   -----------

          Total liabilities and stockholders' equity               $   529,886
                                                                   ===========

              See notes to the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   For the Three Months Ended                         For the Nine Months Ended
                                                         September 30,                                      September 30,
                                             ------------------------------------               ----------------------------------
                                                  2000                    1999                      2000                   1999
                                             -----------              -----------               -----------            -----------
                                             (Unaudited)              (Unaudited)               (Unaudited)            (Unaudited)
REVENUES:
  Production and video sales                 $   128,353              $    89,848               $   398,492            $   286,080
  Sales of medical supplies                        7,235                        -                    13,587                      -
                                             -----------              -----------               -----------            -----------
     Total                                       135,588                   89,848                   412,079                286,080
                                             -----------              -----------               -----------            -----------

COST OF GOODS SOLD:
  Production and video                            32,413                   28,620                   169,533                132,848
  Medical supplies                                 5,688                        -                    10,803                      -
                                             -----------              -----------               -----------            -----------
     Total                                        38,101                   28,620                   180,336                132,848
                                             -----------              -----------               -----------            -----------

     Gross profit                                 97,487                   61,228                   231,743                153,232

OPERATING EXPENSES:
  General and administrative expense             472,471                   67,139                 1,031,907                170,974
  Depreciation and amortization                   13,061                    7,020                    46,625                 23,400
                                             -----------              -----------               -----------            -----------
     Total                                       485,532                   74,159                 1,078,532                194,374
                                             -----------              -----------               -----------            -----------

     Loss from operations                       (388,045)                 (12,931)                 (846,789)               (41,142)

INTEREST, net                                     10,142                   (4,578)                   (1,019)               (23,563)
                                             -----------              -----------               -----------            -----------

NET LOSS                                     $  (377,903)             $   (17,509)              $  (847,808)           $   (64,705)
                                             ===========              ===========               ===========            ===========

NET LOSS PER SHARE (basic and
 diluted)                                    $      (.03)             $      (.01)              $      (.07)           $      (.03)
                                             ===========              ===========               ===========            ===========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                  14,528,968                2,331,543                11,577,561              2,331,543
                                             ===========              ===========               ===========            ===========

              See notes to the consolidated financial statements.

                            STATEMENT OF CASH FLOWS


                                                                                  For the Nine Months Ended
                                                                                        September 30,
                                                                               ----------------------------------
                                                                                    2000                   1999
                                                                               -------------           -------------
                                                                                (Unaudited)             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $    (847,808)          $     (64,705)
  Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                                    46,625                  23,400
     Common stock issued for services                                                 22,000                    -
     Changes in operating assets and liabilities:
       Accounts and note receivable                                                  (25,963)                (50,889)
       Prepaid advertising                                                           (82,843)                   -
       Unearned revenues                                                              20,169                  12,182
       Accounts payable and accrued expenses                                         (52,523)                (14,935)
                                                                               -------------           -------------

          Net cash used by operating activities                                     (920,343)                (94,947)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in other assets                                                           (50,000)                   -
  Purchase of property and equipment                                                 (74,158)                (14,743)
                                                                               -------------           -------------

          Net cash used by investing activities                                     (124,158)                (14,743)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in notes payable                                                         (258,731)                (28,514)
  Issuance of common stock for cash, net                                           1,428,000                    -
  Capital contributions                                                                -                     149,972
                                                                               -------------           -------------

          Net cash provided by financing activities                                1,169,269                 121,458

NET INCREASE IN CASH                                                                 124,768                  11,768

CASH, beginning of period                                                              8,684                   6,172
                                                                               -------------           -------------

CASH, end of period                                                            $     133,452           $      17,940
                                                                               =============           =============

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

    Unaudited Information
    ---------------------

    The consolidated balance sheet as of September 30, 2000 and the consolidated statements of operations for the three and nine month periods ended September 30, 2000 and 1999 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the consolidated financial position of the Company as of September 30, 2000 and the results of operations for the three and nine month periods ended September 30, 2000 and 1999.

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

4.  Private Placement of Common Stock
    ----------------------------------

    In July 2000, the Company began a private placement in which up to 2,500,000 shares of the Company's common stock are to be offered at a price per share which is competitive with the Company's publicly traded stock. The shares are to be accompanied by warrants to acquire up to an additional 2,500,000 shares of common stock. The warrants are to be immediately exercisable and expire on December 31, 2010.


                                  ************


Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations.
          -----------------------

     (a)  General

     e resources inc is an acquisition and development company engaged primarily in developing, investing in and directing the business strategy of a network of companies with Internet, Intranet and electronic commerce based applications. The Company currently has three (3) wholly-owned operating subsidiaries, CareMart, Inc., ("CareMart"), vistastream inc

("vistastream"), and eGROW Inc. (eGROW"). CareMart is an online niche marketer and distributor of home healthcare products and supplies for general and institutional consumption. CareMart markets to healthcare providers who treat persons with reduced or impaired mobility or other self-care limitations due to age, injuries or disease. vistastream is a full-service video production house and a producer, aggregator and broadcaster of streaming media programming for the Internet. eGROW was formed in the second quarter of 2000 to position the Company to enter the business incubation industry, by creating a vehicle to aide newly emerging businesses to develop and mature into solid companies through acquisition and investment. Through eGROW, the Company plans to construct an interactive combination of network companies, formed through certain strategic partnerships and alliances. The Company already has such an alliance with vLicense.com, ("vLicense"), a vendor of business-to-business software engaged in developing products that enable electronic software distribution for portals, ASPs, and application vendors. vLicense has applied for patent protection for its proprietary technology with the United States Patent and Trademark Office.

     (b) Financial Condition and Results of Operations.

     As previously reported, the Company ceased operations in all three of its subsidiaries in 1998 and became a development stage company in 1999, with essentially no operations until the acquisition of vistastream and CareMart. Accordingly, any comparison of the financial condition and results of operations of the Company for fiscal years 1998 and 1999 with the quarter ended September 30, 2000 must be qualified by these factors. In the opinion of management, it is more appropriate to compare the historical financial statements of vistastream and CareMart with the Company's consolidated financial statements for the quarter ended September 30, 2000, since the Company had no other material operations for the applicable time periods.

     Results of Operations
     ---------------------

     Revenues for the three and nine month periods ended September 30, 2000 were $135,588 and $412,079, respectively, versus $89,848 and $286,080 for the comparable 1999 periods. The increase for 2000 compared to 1999 is due to increased scope of services and utilizing marketing opportunities from trade shows and events. During the second quarter ended June 30, 2000, sales efforts were refocused to live event production, video streaming and other e-commerce related video production, which the Company believes will help stabilized revenues and produce a recurring revenue stream in the future. CareMart revenues consisted of $7,235 for the three months ended September 30, 2000. Since CareMart does not have a strong holiday appeal, the Company has chosen to delay marketing its Web site until the first quarter of 2001, when the Company anticipates launching a direct mail campaign to push additional customers to its Web site.

     Gross profit for the three and nine month periods ended September 30, 2000 were $97,487 and $231,743, respectively, versus $61,228 and $153,232 for the comparable 1999 periods. The increase in gross profit dollars for 2000 compared to 1999 is due to increased price point and utilization of sales and marketing staff, as well as the further development of strategic partnerships to decrease cost of goods sold. In the second quarter, management implemented a new business strategy, which focuses vistastream as a producer and aggregator of streaming media services for the Internet. Prior to the implementation of the new business strategy, vistastream's focus had been on corporate video production. Management believes that the adjustment in vistastream's business strategy will better position the Company to increase its revenues in the long term, by mitigating the seasonal nature of corporate video production.

     Operating expenses for the three and nine month periods ended September 30, 2000 were $485,532 and $1,078,532, respectively, versus $74,159 and $194,374 for the comparable 1999 periods. The increase in operating expenses over prior year is primarily due to the fact that vistastream was the only operating entity in 1999 with material expenditures. e resources has incurred $150,775 in operating expenses for the quarter ended September 30, 2000. The majority of these expenses relate to legal fees in association with the merger and acquisition of CareMart and Vistastream. Vistastream also incurred additional expenses for the second quarter due to the hiring of three additional sales representatives in order to focus marketing efforts on obtaining additional video streaming revenue.

     Net income (loss) for the three and nine month periods ended September 30, 2000 were ($377,903) and ($847,808), respectively, versus ($17,509) and
($64,705) for the comparable 1999 periods. Basic and diluted earnings per share were ($.03) and ($.07) for the three and nine month periods ended September 30, 2000. In 1999, the only subsidiary of the Company in operation was vistastream, with basic and diluted earnings per share of ($.01) and ($.03) for the same period.


     Liquidity and Capital Requirements
     ----------------------------------

     The Company had net working capital of approximately ($68,459) at September 30, 2000. Cash consisted of $133,452 as of September 30, 2000. The Company did not have any significant capital expenditures in the third quarter, nor were there any significant internal or external sources of liquidity. During the second quarter, the Company did approved a private placement of the Company's common stock for an aggregate of up to $2,500,000, plus warrants to acquire additional shares (see item 5, below). Management anticipates that monies obtained via the private placement will be used to fund the operations of all e resources subsidiaries, as well as to fund the Company's present and future capital requirements. The Offering commenced in the third quarter of 2000; however, as of September 30, 2000, the Company had not raised any capital through the Offering, primarily due to management's evaluation of current market conditions.

     PART II - OTHER INFORMATION
     ---------------------------


Item 5.        Other Information.
               -----------------

     On June 30, 2000, the Company announced its intent to commence a private placement offering of its common stock (the "Offering"). The Company intends to offer a maximum of Five Million (5,000,000) shares of unregistered common stock, consisting of (i) Two Million Five Hundred Thousand (2,500,000) shares of unregistered common stock offered through subscription, accompanied by (ii) warrants for Two Million Five Hundred Thousand (2,500,000) shares of unregistered common stock. The warrants are anticipated to be immediately exercisable, expiring on December 31, 2010. The proceeds of the Offering are anticipated to be used for acquiring and investing in businesses engaged in providing e-business solutions, working capital, and general corporate purposes. The Offering commenced in the third quarter of 2000; however, as of September 30, 2000, the Company had not raised any capital through the Offering, primarily due to management's evaluation of current market conditions. The Company plans to adjust the offering price of the Shares to reflect market conditions at the time the Offering is completed. There can be no assurance that the Company will complete the Offering, or any similar fund raising transaction, or that if it does, it will be able to complete the Offering on the terms set forth above.

     On July 12, 2000, the Board of Directors of the Company approved the Executive Employment Agreements of Christopher D. Curtis, the Chief Executive Officer of the Company, and Charles C. Cunningham, the President of the Company (the "Employment Agreements"). The provisions of the Employment Agreements for Mr. Curtis and Mr. Cunningham are identical. A form of Employment Agreement is attached as Exhibit 10.

     Item 6.        Exhibits and Reports on Form 8-K.
                    --------------------------------

     Reports on Form 8-K filed during the quarter ended September 30, 2000:

     The Company's current report on Form 8-K was filed on July 25, 2000, disclosing (i) the dismissal of H J & Associates, LLC, the Company's independent public accountants for fiscal year 1999, effective July 19, 2000; and (ii) the engagement of Hein & Associates, LLP, 12770 Coit Road, Suite 1150, Dallas, Texas 75251, as the Company's independent public accountants for fiscal year 2000.

     The Company's current report on Form 8-K/A was filed July 27, 2000, attaching the letter from H J & Associates to the office of the Chief Accountant of the SEC as required by Regulation S-B.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 14, 2000
                         By:  /s/ Charles C. Cunningham
                              --------------------------------------------
                              Charles C. Cunningham
                              President and Treasurer
                              (Principal Financial Officer)


                         By:  /s/ Christopher D. Curtis
                              -------------------------------------------------
                              Christopher D. Curtis
                              Chief Executive Officer and Secretary