Form 10KSB40
period 2000-12-31
E RESOURCES INC
filed 2001-04-13
CIK 814070

SIC #4899
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)
   [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended       December 31, 2000
                                  -----------------

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ________ to __________

     Commission File Number          33-14065-D
                                     ----------

                                e resources inc
                                ---------------

         (Exact name of small business issuer as specified in charter)

           Utah                                   87-0476117
           ----                                   ----------

State or other jurisdiction of             (I.R.S. Employer I.D. No.)
incorporation or organization

304 North Highway 377, Roanoke, Texas                      76262
-------------------------------------                      -----

(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number: (817) 491-8698
                           --------------

Securities registered pursuant to section 12(b) of the Act:

Title of each class       Name of each exchange on which registered
   None                                  N/A
   -----


Securities registered pursuant to section 12(g) of the Act:  None
                                                             ----

                                                           (Title of class)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year:  $473,232.

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act).

At March 30, 2001, the aggregate market value of the voting equity held by nonaffiliates was $405,061.31 (based on 6,480,981 shares held by nonaffiliates multiplied by a bid price of $.0625 per share). The registrant does not have any outstanding nonvoting equity securities.

At March 30, 2001, the Registrant had 14,700,958 shares of common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or
(c) under the Securities Act of 1933:

NONE.

Transitional Small Business Disclosure Format (check one) Yes       No  X
                                                              ---      ---

TABLE OF CONTENTS

                                                              PAGE
                                                              ----

FORWARD LOOKING STATEMENTS....................................   4

PART I

ITEM 1.
DESCRIPTION OF BUSINESS.......................................   4

ITEM 2.
DESCRIPTION OF PROPERTIES.....................................  12

ITEM 3.
LEGAL PROCEEDINGS.............................................  12

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........  13

PART II

ITEM 5.
MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......  13

ITEM 6.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....  14


ITEM 7.
FINANCIAL STATEMENTS..........................................  17

ITEM 8.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE...........................  17

PART III
--------

ITEM 9.
DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
ACT...........................................................  18

ITEM 10.
EXECUTIVE COMPENSATION........................................  19

ITEM 11.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT................................................  23

ITEM 12.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................  24

PART IV
-------

ITEM 13.
EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K........  24

                          Forward Looking Statements
                          --------------------------

This Annual Report on Form 10-KSB and other reports and statements filed by e resources inc, a Utah corporation ("e resources or the "Company") from time to time with the Securities and Exchange Commission (collectively, the "SEC Filings") contain or may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and information that are based on the beliefs of the Company's management as well as estimates and assumptions made by, and the information currently available to, the Company's management. When used in SEC Filings such as this Annual Report on Form 10-KSB, the words "anticipate", "believe", "estimate", "expect", "intend", "plan," and similar expressions, as they relate to the Company or the Company's management, identify these forward looking statements. All statements other than statements of historical facts contained or incorporated by reference herein, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward looking statements. We express our expectations, beliefs and projections in good faith and believe our expectations reflected in these forward looking statements are based on reasonable assumptions, however, we cannot assure you that these expectations, beliefs or projections will prove to have been correct. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors and pricing pressures, risks inherent in acquisitions and business expansion, in addition to any uncertainties specifically identified in the text surrounding such statements and uncertainties with respect to changes or regulatory circumstances and conditions. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results may vary significantly from those anticipated, believed, estimated, expected, intended or planned.

Readers are referred to the caption "Risks Related to Our Company" appearing at the beginning of Item 1 of this Annual Report on Form 10-KSB for additional factors that may affect our Company. In light of these risks, uncertainties and assumptions, the forward-looking events discussed or incorporated by reference in this report might not occur. We take no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

                                    PART I


ITEM 1. DESCRIPTION OF BUSINESS

Risks Related to our Company
----------------------------

Readers are encouraged to thoroughly read this section, which discusses some of the material risks management believes are associated with an investment in the Company. The following risks are not inclusive of all risks which may be encountered by the Company.

Because we have a limited operating history, it is difficult to evaluate our business and prospects.

The concept for e resources was developed in October 1999. The acquisition of the Company's core businesses, Vista and CareMart, were completed in

February 2000 and April 2000. Consequently, even though we are a publicly traded company, e resources has a limited operating history for you to consider in evaluating our business and prospects. We have encountered, and will continue to encounter, risks, expenses and difficulties that early stage companies generally experience in a rapidly evolving market. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development. These risks are particularly severe among companies in new and rapidly evolving markets. It may be difficult or impossible to accurately forecast our operating results and evaluate our business and prospects based on our historical results.

We lack significant revenues, and we may incur losses.

We expect that we may incur operating losses for the foreseeable future. We expect to invest heavily in building and maintaining strategic relationships and in developing our businesses, all of which will place significant burdens on the Company. We will need to generate significant revenues to achieve and maintain profitability, and we may not be able to do so. Even if we do maintain profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, our financial results would be harmed.

We will need to raise additional funds. These funds may not be available when we need them.

Based on our current plans, we believe that our cash in hand and cash generated from operations will be sufficient to fund our operations for at least the next month. After this time, we will need to raise additional funds to operate the business, support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies, or respond to unanticipated events. There can be no assurance that additional financing will be available when needed on favorable terms, or at all. If these funds are not available when we need them, we may need to change our business strategy or reduce our operations. In addition, any issuance of additional equity securities will dilute the ownership interest of our existing shareholders and the issuance of additional debt securities may increase the perceived risk of investing in our Company.

We must effectively manage the growth of our operations.

Our ability to successfully offer competitive services and implement our business plan in a rapidly evolving market requires an effective planning and management process. If funding for operations is available, we intend to increase the scope of our operations, which may require additional personnel. From December 31, 1999 to December 31, 2000, our total number of employees increased from two to approximately seven. Our operations growth has placed and will continue to place a significant strain on our management systems, infrastructure and resources. We will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage our workforce. Furthermore, we expect that we will be required to manage an increasing number of relationships with strategic and alliance partners and other third parties, some of whom may have competitive interests. Any failure to manage any of the foregoing areas efficiently and effectively would cause our business to suffer.

We plan to engage in acquisitions, which could consume resources and have an adverse impact on our business and financial condition.

If funding is available, we plan to explore the possibility of acquiring other businesses. Any future acquisitions would expose us to risks, including risks associated with assimilating new operations, technologies and personnel; diversion of resources from our existing businesses, inability to generate revenues sufficient to offset associated acquisition costs; and risks associated with the maintenance of uniform standards, controls, procedures and policies. Acquisitions may also result in additional expenses from amortizing acquired intangible assets or potential businesses. We may not be able to overcome these risks or any other problems with acquisitions. Our inability to overcome these risks could adversely affect our business and financial condition.

We face substantial competition.

We encounter intense competition in all aspects of our business, and we expect this competition to increase. Barriers to entry in our markets are not significant, and current and new competitors may be able to launch new businesses at a relatively low cost. We compete with other internet businesses, as well as traditional brick-and-mortar companies, most of whom have more resources than us. If we are unable to compete effectively with our competitors, our financial condition could be adversely affected. We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures faced by us will not harm our business.

Our Directors control approximately 58% of the Company

The current members of the Board of Directors of e resources beneficially own in the aggregate approximately 58% of the issued and outstanding shares of the Company's common stock. Accordingly, the directors are collectively able to control e resources, elect all of its directors and generally direct the affairs of the Company.

Rapid technological change affects our business.

Rapidly changing technology, evolving industry standards, increasing demands and frequent new product and service introductions characterize the Company's markets. The early stage of our markets' development exacerbates the effect of such change. In addition, we rely on other businesses to develop and expand our technologies. Our future success will depend in significant part on our ability to improve the performance, content and reliability of our services through acquisition of emerging technologies. Our efforts in these areas may not be successful. If a large number of our competitors adopt new technologies or standards, we may need to incur substantial expenditures modifying or adapting our services.

Our business strategy is evolving and unproven.

We recently decided to change our business strategy. Accordingly, our business model is new and unproven and will need to continue to develop. Our new business model may not be successful, and we may need to change it. Our ability to generate significant revenues will depend, in large part, on our ability to successfully market our marketing, media and communication solutions to companies and we may not be successful in our endeavors. We intend to continue to develop our business model as the demand for marketing, media and communication services evolves.

We need to increase awareness of e resources.

Developing and maintaining awareness and recognition of e resources is critical to achieving widespread acceptance of our services. Further, the importance of recognition will increase as competition in our markets increase. Successfully promoting and positioning e resources will depend on the effectiveness of our marketing efforts. Therefore, we may need to increase our financial commitment to creating and maintaining awareness among our target customers. If we fail to successfully promote e resources or if we incur significant expenses promoting and maintaining e resources, it could have a material adverse effect on our results of operations.

There are risks associated with our stock trading on the NASD OTC Bulletin Board rather than a National Exchange.

There are significant consequences associated with our stock trading on the NASD OTC Bulletin Board rather than a national exchange. The effects of not being able to list our securities on a national exchange include limited release of the market prices of our securities, limited coverage of the Company, and volatility of our stock prices due to low trading volume. The foregoing factors may limit our ability to issue additional securities or to secure additional financing.

Business of Issuer
------------------

  e resources is an acquisition and development company engaged primarily in fiscal year 2000 in developing a for-profit business incubator. The Company's business incubation strategy has been to develop, invest in and direct the business strategy of a network of companies with Internet, Intranet and electronic commerce ("e business") based applications. The Company has three wholly-owned operating subsidiaries, CareMart, Inc. ("CareMart"), Vistastream inc ("Vistastream"), and eGROW Inc. ("eGROW"). The Company intended to operate its business incubation concept through eGROW.

e resources is in the process of refining its business strategy.   Management
intends to shift its focus away from business incubation and to develop the Company into a creator and developer of innovative new media solutions that utilize existing ebusiness technologies.

The Company's change in strategy is predicated by the disappointing results of the majority of publicly held incubators in fiscal 2000. Management believes that although recent technological advancements in the Internet did not create a new economy or alter consumers' buying habits, these advancements have rapidly expanded current media opportunities, which are anticipated to continue growing in the future. Accordingly, the Company believes that it has an opportunity to maximize shareholder value by refocusing the Company as a producer of marketing, media and communications solutions. As the Company is shifting its strategy away from business incubation and towards marketing, media and communication, management has decided not to proceed with development of the eGROW business incubator. In addition, the Company will not proceed with development of "Fulfillment Resource," which was envisioned by management as a full service third-party logistics operator. The Company is no longer considering developing a fulfillment center in the Alliance corridor.

As part of the Company's refocused business plans, in January 2001, the Company began to develop a communication and marketing system based on a proprietary digital media platform named "I'm On Air" ("IOA") (see "Events Subsequent to the Company's Fiscal Year End" for a discussion of IOA). Concurrent with its shift in strategy, e resources will also consider potential acquisitions or mergers if the potential for increasing shareholder value exists, including opportunities that are not currently synergistic with the Company's refocused business strategy. The Company believes if it is successful in identifying and capitalizing on opportunities that are currently outside its business plan, the Company's growth will result in increased shareholder value. There can be no assurance that the Company will be successful in its efforts to develop the Company into a marketing, media and communication company, or that the Company will be successful in acquiring other business opportunities.

CareMart
--------

CareMart operates as a value-added re-seller for a diverse line of health care products, and as a marketer and distributor of health care supplies for individual and institutional consumption. CareMart markets its products to the health care providers and caregivers of people suffering from reduced or impaired mobility and self-care limitations due to age, injuries or disease. CareMart's products are marketed and sold primarily through the Company's Web site, which is located on the World Wide Web at www.caremart.com.
                                                ----------------

CareMart operates in the home medical equipment ("HME") distribution market, which includes home health care products, physical rehabilitation products and other disposable and non-disposable products used for the recovery and long-term care of patients. There are an estimated 10,000 HME dealers in the United States, where CareMart operates its business. CareMart's competitors in the HME distribution market include independent HME dealers, medical/surgical distributors, and home health agencies and providers which deliver HME products to patients bundled with nursing services. In addition, many of the estimated 10,000 HME companies have established a web presence which compete directly with CareMart for Internet sales. CareMart competes, directly and indirectly, with all of these companies. Although management believes that CareMart has the potential to be profitable in the future, there can be no assurance that this will occur.

CareMart's product portfolio consists of a diverse array of hundreds of consumable products, from allergy and wound care products to durable home medical equipment, including such items as wheelchairs and transport chairs. CareMart's online shopping system and catalog make it easy for customers to place orders over the Internet, which are then shipped to the customer directly from the manufacturer or wholesale supplier under the Company's delivery instructions. CareMart presently has no plans to carry an inventory of the products and items that it markets.

To date, CareMart has not spent substantial capital on marketing its Web site presence. The majority of the Company's customers locate its Web site through online searches or by word of mouth. Given the recent demise of several Internet retailers, management has decided that it will not undertake an expensive customer acquisition strategy for CareMart in the near future in order to maintain its costs at a manageable level. Such campaigns generally include such costly programs as direct marketing, multi-media advertising and search engine optimization, or a combination of such programs, which the Company believes are not cost effective in the current market.

CareMart markets to the general public and does not have a large concentration of its sales dependent on one customer or a group of customers. The Company has applied for Trademark protection for the name "CareMart" and the application is pending with the United States Patent and Trademark Office. CareMart is not a Part B Medicare supplier, and therefore is not subject to government regulation on its pricing or on its payment for its current product offerings.

Vistastream
-----------

Vistastream is a wholly owned subsidiary of e resources which is a full-service video production house, as well as a producer, aggregator and broadcaster of streaming media programming for the Internet. Before fiscal 2000, Vistastream (then Vista Photographic & Video Group, Ltd.) had traditionally operated as a full service video production house and a producer of video products for corporate consumption. During the fourth quarter of 1999, Vistastream developed technology that enabled it to expand into a variety of digital media-on-demand applications, including online video hosting, distance learning, marketing communications, training, rich media advertising and promotions, digital archiving and video promotion to be broadcast over the Internet.

The Company repositioned Vistastream in fiscal 2000 to provide streaming and digital media solutions to the corporate, government, media and entertainment markets. By offering services that incorporate the encoding, publishing, distribution and management of digital media, e resources believed Vistastream could penetrate these industries by digitizing and optimizing audio and video content for the Internet. Vistastream planned to exploit specific market niches that are currently untapped by larger competitors in the broadcast and streaming areas of Internet commerce.

In fiscal 2000, Vistastream made a strong effort to enter the business-to-business streaming market, but the inability of broadband connectivity to reach anywhere near its predicted penetration levels has rendered the medium an unattractive market for the near future. Several larger and better-capitalized companies attempted to enter the streaming media market with disastrous results. Because of bandwidth restrictions, the overwhelming majority of current business transactions by the market leader, Yahoo Broadcast, are in the streaming of audio, not video. Due to the lack of the materialization of a market for streaming video, management restructured Vistastream as a producer of corporate media and has reduced Vistastream's staff by 60% and its overall expenses by 80%. There can be no assurance that the Company's efforts to make Vistastream profitable will be successful.

Vistastream's products consist of complete line video and audio solutions for corporate consumption, including script to screen production, editing and video duplication. After its refocus, Vistastream is also a producer of interactive digital media. Vistastream's new product line consists of business card size CD-roms which store audio and video content. These cards allow a consumer to view and participate in, via their computer, an interactive sales and marketing presentation stored on a business card.

Vistastream's services are marketed by targeted advertising in regional business journals. Vistastream utilizes a small sales force to handle the leads generated by the advertising. The regional video production market in north Texas is extremely fragmented, consisting of only a handful of companies that possess the same or similar script to screen capabilities as Vistastream. The majority of Vistastream's competitors are independent producers which out-source their production and post-production needs. Vistastream markets its services to corporations that have audio and video presentation needs. Vistastream does not have a single customer or group of customers that account for a large percentage or a material amount of revenue.

eGROW
-----

eGROW was formed in the second quarter of 2000 to position the Company to enter the for-profit business incubation industry, by creating a vehicle to aide newly emerging businesses to develop and mature into solid companies through acquisition and investment. Through eGROW, the Company planned to construct its interactive combination of network companies, formed through certain strategic partnerships and alliances.

In 2000, access to the capital markets for companies such as those that eGROW was seeking to incubate or invest in rapidly declined, due primarily to the market's year-long devaluation of the technology industry. Accordingly, the market for business incubators such as eGROW diminished as well. eGROW experienced difficulty in locating incubation businesses which would be profitable as incubation companies. Therefore, in the fourth quarter of 2000, e resources' management decided to forego its plans to create and position eGROW as a for-profit Internet incubator. As of December 31, 2000, eGROW had no incubation properties or investments, and provided no goods or services. The Company currently has no plans to develop the eGROW business incubator.

Refocus of the Company
----------------------

Fiscal 2000 was a difficult year for businesses in the technology sector, as markets declined and investors turned away from technology-based businesses.
The continuing decline in the technology sector through the year deeply impacted e resources' ability to implement its business plan and to raise funds for Company operations. Management does not believe that the business incubation market is a profitable alternative given the current market conditions. Management's belief that the current bear market in the technology sector may continue is a driving factor behind the refocus of the Company. e resources' adaptation of its business strategy is designed to take advantage of current markets which management believes are promising, including the refocus of Vistastream to expand its presence in the marketing, media and communications markets. Management intends to actively seek other opportunities and as such opportunities present themselves, management intends to consider such opportunities and their potential for increasing shareholder value.

Research and Development
------------------------

Due to the nature of its business, in fiscal 2000, the Company did not expend a material amount of funds on research and development.

Environmental Laws
------------------

Due to the nature of its business, in fiscal 2000, the Company did not expend a material amount of funds on compliance with environmental laws.

Employees
---------

As of December 31, 2000, the Company employed six full-time employees and one part-time employee. None of the Company's employees are represented by labor unions. The Company considers its relations with its employees to be good.

Business Development
---------------------

e resources (formerly Dryden Industries, Inc., ("Dryden") and previously Dry Dairy International, Inc. and Wonder Capital, Inc.), was incorporated under the laws of the state of Utah on March 6, 1987. The Company was originally formed as an acquisition vehicle for ongoing privately held business entities, which would be aggregated in order to maximize the value of their equity.

The Company engaged in a public offering of its securities and on February 11, 1988, the Company closed its initial public offering having sold 1,990,000 units at the offering price of $0.10 per unit. The Company subsequently attempted to conduct various businesses, but was unsuccessful in its efforts.

In 1998, the Company discontinued operations in its operating subsidiaries as a result of recurring losses and sold the corporations that comprised its previous operating subsidiaries. The Company then changed its status to a development stage company in December 1999.

Consistent with its new development strategy, in January 2000, the Company completed a contribution agreement whereby it issued 46,630,863 shares of its common stock before a 1-for-20 reverse split in exchange for all partnership interests in Vista Photographic and Video Group, Ltd. ("Vista"). The shares issued by the Company represented approximately 25% of the total shares of the Company's issued and outstanding shares immediately following the acquisition, which was completed in February 2000. The Company then formed vistastream inc., a wholly-owned subsidiary of the Company, to operate the former Vista business and to form a full-service video production house and a producer, aggregator and broadcaster of streaming media programming for the Internet.

On April 28, 2000, the Company acquired all the outstanding capital stock of CareMart, Inc., a Delaware company. The acquisition was accomplished pursuant to a reverse triangular merger, whereby CareMart, Inc. was merged with a wholly-owned subsidiary of the Company in accordance with a merger agreement entered into between the parties on March 17, 2000. Immediately prior to the merger, CareMart, Inc. acquired all the outstanding capital stock of Cunningham & Cunningham Health Concerns, a Texas corporation ("CC&H"). CC&H operated the business of CareMart, Inc. prior to the merger. CareMart, an online niche marketer and distributor of home healthcare products and supplies for general and institutional consumption, is operated as a wholly-owned subsidiary of the Company.

In addition, the Company entered the business incubation industry in fiscal 2000, by creating eGROW, a vehicle intended to aide newly emerging businesses to develop and mature into solid companies through acquisition and investment. Due to the current market conditions for business incubators, the Company no longer plans to develop eGROW.

Events Subsequent to the Company's Fiscal Year End
---------------------------------------------------

In January 2001, e resources began development of I'm On Air, ("IOA"), an innovative communication and marketing system based on a proprietary digital media platform. Driven by a `promotion-centric' philosophy, IOA's product and service platform is planned to deliver a uniquely powerful permission-based sales and marketing tool to organizations striving to advance brand awareness, sales and promotional opportunities, and market or `mind' share within their target audiences. IOA, when fully developed, is anticipated to provide a fully integrated system that will bring a synergistic `boost' to an organization's sales and marketing strategy. The Company plans to target companies that place high value on brand awareness marketing activities as IOA's initial customers.

ITEM 2. DESCRIPTION OF PROPERTIES

     (a) Principal Plants and Properties of the Company
         ----------------------------------------------

Beginning February 1, 2000, the Company leased 2,100 square feet of office and edit space at 2155 Chenault, Suite 310, in Dallas, Texas to house Vista's sales and production operations under a lease which expires on January 31, 2003. In February of 2000, the Company leased 1,400 square feet of office space at 304 North U.S. Highway 377 in Roanoke, Texas to locate e resources' corporate offices on a month-to-month basis. All of the Company's businesses are operated out of these two locations. Both of the properties are in good condition. The Company owns no real property.

ITEM 3. LEGAL PROCEEDINGS

On January 29, 2001, the Company filed suit against Sheilds Publishing Group, Inc. ("SPG"), for breach of contract. The lawsuit is styled as e resources inc.
v. Shields Publishing Group, Inc., Cause No. 2001-50025-367 and is filed in the 367th Judicial District Court of Denton County, Texas. The Company had entered into an agreement with SPG on or about August 9, 2000 (the "Agreement"), pursuant to which the Company engaged SPG to create and distribute an informative advertisement featuring the Company. Before SPG fully performed its obligations under the contract, it terminated the Agreement claiming the Company had breached the Agreement by failing to make certain disclosures required pursuant to the Agreement. The Company, in turn, filed suit against SPG seeking damages for breach of contract and a declaratory judgment that the Company did not breach the Agreement. The Company is seeking to recover damages for SPG's breach of contract and for money had and received in an amount to be determined by the trier of fact, and for attorney's fees in connection with the lawsuit. Further, the Company claims SPG engaged in fraud, and seeks exemplary damages in the amount of $300,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2000.

                                    Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock, par value $.001 per share, is traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol "EGRO." From the formation of the corporation which has now become e resources until December 1994, there was no "established trading market" for shares of the Company's common stock.

The following table sets forth, for the respective periods indicated, the prices for the Company's common stock in the over-the-counter market as reported by the NASD's OTC Bulletin Board. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

  At March 30, 2001, the Company's common stock was quoted on the OTC Bulletin Board at a bid and asked price of $0.0625 and $0.0625, respectively.

Fiscal Year Ending December 31, 1999(1)     High        Low
------------------------------------        ----        ---

First Quarter                              $ 0.03      $0.01
Second Quarter                             $ 0.12      $0.02
Third Quarter                              $ 0.04      $0.01
Fourth Quarter                             $ 0.23      $0.03

Fiscal Year Ending December 31, 2000
------------------------------------

First Quarter                              $17.00 (2)  $0.50 (2)
Second Quarter                             $ 4.50      $0.78
Third Quarter                              $ 1.09      $0.38
Fourth Quarter                             $ 0.55      $0.13

(1) With respect to the share prices reported for fiscal 1999, e resources' management relied upon the bid and asked prices reported in Dryden's 10-KSB for fiscal 1999.

(2) e resources completed its reverse triangular merger with Dryden on April 28, 2000, at which time it assumed control of the Company. In determining the high and low bid and asked prices for Dryden's shares in the first quarter of 2000, e resources' management relied upon generally available charting services.

Since its inception, the Company has not paid any dividends on its common stock. The Company intends to retain any earnings for use in its business activities; therefore, the Company does not anticipate that it will pay dividends in the foreseeable future. At March 30, 2001, the Company had approximately 230 shareholders of record based on information provided by the Company's transfer agent.

Recent sales of unregistered securities
---------------------------------------

On January 27, 2000, the Company's shareholders ratified a Contribution Agreement entered into January 3, 2000 (the "Contribution Agreement"), between the Company and Vista Photographic & Video Group, Ltd, a Texas limited partnership ("Vista"), which provided for the issuance of shares of the Company's common stock to the partners of Vista, in an aggregate amount representing 25% of the Company's issued and outstanding shares on a fully diluted basis after giving effect to a private placement of the Company's common stock for the purpose of funding Vista's business operations (the "Equity Funding"). In February 2000, the Company (then Dryden Industries, Inc.) sold 14,280,000 shares of its common stock to approximately 10 investors for aggregate proceeds of $1,428,000 and issued Vista's partners 46,630,863 shares of the Company's common stock. An additional 3,246,000 shares were issued in connection with consulting services provided to the Company. The securities were issued in reliance on federal exemptions from registration, including, but not limited to, Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act.")


In connection with the ratification of the Contribution Agreement, the Company's shareholders also approved effecting a plan of recapitalization whereby the reissued and outstanding shares of the Company's common stock would be reverse split on a 1-for-20 basis so that shareholders received one share of the Company's common stock for each twenty shares held. The reverse split was effective April 4, 2000.

On April 28, 2000, the Company acquired of all the outstanding capital stock of CareMart, Inc., a Delaware corporation. The acquisition was accomplished pursuant to a reverse triangular merger, whereby CareMart, Inc. was merged with a wholly-owned subsidiary of the Company in accordance with a merger agreement entered into between the parties on March 17, 2000 (the "Merger Agreement"). Immediately prior to the merger, CareMart acquired all the outstanding capital stock of Cunningham & Cunningham Health Concerns, a Texas corporation("CC&H"). CC&H operated the business of CareMart prior to the merger. Pursuant to the terms of the Merger Agreement, the former stockholders of CareMart, Inc. common stock received a total of approximately 4,842,987 shares of the Company's common stock, $.001 par value per share, which immediately after the acquisition represented approximately 33% of the outstanding shares of the Company's common stock. The outstanding shares of CareMart, Inc.'s common stock were retired upon merger, pursuant to the Merger Agreement.

In March 2001, the Company issued 172,000 shares of common stock to certain financial, legal and business consultants of the Company, and warrants to purchase an additional 172,000 shares of common stock in exchange for services rendered to the Company in fiscal 2000. The services, valued at their ordinary costs, were worth $172,000. The warrants have an exercise price of $2.50 per share, were immediately exercisable upon issuance, and expire on December 31, 2010. The securities were issued in reliance on federal exemptions from registration, including, but not limited to, Section 4(2) of the Securities Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The purpose of the following discussion and analysis is to explain the major factors affecting e resources' results of operations and variance of results between periods. The following discussion of e resources' financial condition and results of operations should be read along with the financial statements and notes to the financial statements included in Item 7.

(a)   Plan of Operations

In June of 1998, after discontinuing operations in all three of its operating subsidiaries, the Company changed its status to a development stage company and wrote off the assets that were attributable to its three operating subsidiaries. The Company remained a development stage company without operations until February 2000, when Vista was acquired, and April 2000, when the reverse triangular merger between CareMart and Dryden was completed.

Management envisioned that e resources would develop a for-profit incubator of ebusinesses, and ultimately, a network of companies with ebusiness solutions.
It was the Company's intention to fully capitalize e resources and initiate its business plan with the proceeds from a private placement which commenced after the completion of the reverse triangular merger with Dryden. As announced June 30, 2000, the Company commenced a private placement offering of its common stock of up to a maximum of 5,000,000 shares of unregistered common stock, consisting of 2,500,000 shares of unregistered common stock offered through subscription, accompanied by warrants for 2,500,000 shares of unregistered common stock. The proceeds of the offering were anticipated to be used for acquiring and investing in businesses engaged in providing e-business solutions, working capital, and general corporate purposes. The Company did not raise any capital through the offering and because of unfavorable trends in the stock market combined with the poor operating results of other public for-profit incubators in fiscal 2000, the Company decided to terminate the offering and abandon its plans for the development of a for-profit business incubator.

Because of the lack of resources available from the capital markets for ebusiness incubators, e resources shifted its focus from the incubation and development of ebusiness to marketing, media and communications solutions. Management believes that this shift in strategy will allow the Company to capitalize on its efforts to reposition Vistastream from a producer, aggregator and broadcaster of streaming media programming for the Internet to a producer of marketing and new media solutions for corporate consumption. Management further believes that implementation of its new business model based on providing innovative marketing, media and communications solutions is consistent with management's intent to develop IOA, an innovative communication and marketing system based on a proprietary digital medial platform.

Management believes that the Company's consolidated net loss for the year ended December 31, 2000 was primarily due to the Company's attempt to enter the streaming media market through Vistastream. With the refocusing and restructuring of Vistastream, Management believes that Vistastream will be better positioned to become profitable in 2001. Given the recent demise of many online retailers, the Company does not anticipate employing any material resources to increase CareMart's market share in fiscal 2001.

For e resources to develop and market IOA to its customers, the Company anticipates that it needs initial capitalization of approximately $500,000 to $1,200,000 in new funds. The Company anticipates that it will conduct research and development related to IOA in fiscal 2001 consisting of the development of a proprietary computer script to operate its system from remote locations, at an anticipated cost of approximately $50,000. The Company is presently seeking a strategic partner to assist in the development of IOA's proprietary technology and is considering giving such partner an equity interest in IOA in exchange for its assistance in the development and funding of IOA. If the Company is successful in obtaining an agreement with such a partner, the amount of capital which the Company anticipates it will need to raise to fund the initial development of IOA may be reduced or deferred. There can be no assurance, however, that management will be successful in finding a suitable partner and negotiating an agreement with such partner on terms which are favorable to the Company, or on any terms.

Management is currently considering the sale of debt convertible into the Company's common stock to fund, in whole or in part, the capital requirements necessary to bring IOA to the market. There can be no assurance that management will be successful in selling convertible debt, or otherwise raising the capital needed to bring IOA to the market.

Management believes that it can satisfy its cash requirements for another month without obtaining additional funding or financing. In the event the Company is unsuccessful in raising capital through the sale of convertible debt, management intends to obtain funding through shareholder loans that will be convertible into the Company's common stock. The Company does not anticipate any purchase or sale of significant equipment, or any significant change in the number of its employees, in fiscal 2001.

      (b)   Financial Condition and Results of Operations
            ---------------------------------------------

As previously reported, the Company ceased operations in all three of its subsidiaries in 1998 and became a development stage company in 1999, with essentially no operations until the acquisition of Vistastream and CareMart.
The acquisitions have been treated as a reorganization of Vistastream and CareMart, due to common ownership, and an acquisition of the net assets of Dryden accompanied by a recapitalization of Vistastream and CareMart under the legal capital structure of Dryden. Therefore, the financial statements are the historical financial statements of Vistastream, and the operations of Dryden and CareMart are included in the consolidated financial statements beginning March 31, 2000.

Results of Operations
----------------------

During 2000, e resources' consolidated revenues increased by approximately 25% to $473,232, compared to $377,438 for 1999. Management believes that this increase is attributable to management's effort to expand Vistastream's services by shifting its strategic focus from corporate video production to an aggregator and broadcaster of streaming media programming for the Internet. Despite the increase, during the fourth quarter of 2000, Vistastream was refocused as a producer of corporate media because of the lack of a market for video streaming due to bandwidth limitations. CareMart revenues consisted of $21,864 for the twelve months ended December 31, 2000. Since CareMart was acquired by the Company in April 2000, there is no comparable revenue period in 1999.

Gross profit for the twelve months ended December 31, 2000 was $257,208 versus $204,098 for 1999, which accounts for an increase of 26%. The increase in gross profit dollars from 1999 to 2000 is due to Vistastream's increased price point and utilization of sales and marketing staff.

Operating expenses for 2000 were $1,528,534, versus $304,164 for 1999, which is an increase of 402.5%. The increase in operating expenses over the prior year is primarily due to Vistastream's additional expenses incurred in the hiring of additional professional sales and technical personnel, and the generation of collateral sales material. Additionally, the Company incurred expenses relating to professional fees and miscellaneous acquisition and filing costs in association with the acquisitions of CareMart and Vistastream.

The Company's net loss for the year ended December 31, 2000 was $1,359,557 versus $172,843 in 1999. Basic and diluted loss per share were $.16 for the year ended December 31, 2000. In 1999, the only subsidiary of the Company in operation was Vistastream, with basic and diluted loss per share of $.07 for the same period.

Liquidity and Capital Requirements
----------------------------------

The Company had a net working capital deficit of $170,828 at December 31, 2000. The Company expended $109,875 on equipment and other assets in 2000 and sold common stock for proceeds of $1,428,000. As previously mentioned herein, the Company commenced a private placement of its common stock in July 2000, but was unsuccessful in raising any capital and terminated the offering.

Management believes that it can satisfy its cash requirements for another month without obtaining additional funding or financing. In the event the Company is unsuccessful in raising capital through the sale of stock or convertible debt, management intends to obtain funding through shareholder loans that will be convertible into the Company's common stock. The Company does not anticipate any purchase or sale of significant equipment, or any significant change in the number of its employees, in fiscal 2001.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company are attached as Exhibit F-1 to this Form 10-KSB and are hereby incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective July 19, 2000, the Company's independent public accountant for fiscal year 1999, H J & Associates, LLC, ("H J & Associates") was dismissed. HJ & Associates was dismissed primarily due to numerous occasions of late preparation of financial statements. Pursuant to the disclosure requirements of Item 304(a)(iii) of Regulation S-B, the decision to change accountants was approved by the Company's Board of Directors.

During the two most recent fiscal years and the period of January 1, 2000 through July 19, 2000, there were no disagreements with H J & Associates on any matter of accounting principle or practice, financial statement disclosure or auditing scope of procedure, which disagreements, if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. H J & Associates' report on the Company's financial statements for the past two years contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

The letter from H J & Associates to the office of the Chief Accountant of the Securities and Exchange Commission stating whether H J & Associates was in agreement with the statements contained in the Form 8-K reporting the change in accountants was filed as an exhibit to the Company's 8-K/A filed on July 27, 2000.

Effective July 25, 2000, the Company engaged Hein + Associates, LLP ("Hein + Associates"), as its independent public accountant for fiscal 2000. During the two most recent fiscal years and the period of January 1, 2000 through July 25, 2000, neither the Company (nor anyone on behalf of the Company) consulted Hein + Associates regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was the subject of a disagreement or a reportable event; and such matters were not an important factor in reaching a decision to engage Hein + Associates as the Company's independent public accountants.

                                   PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth as of December 31, 2000, the name, age, and position of each executive officer and director and the term of office for each director of the Company.

 Name                  Age  Position                       Director Since
 ------------------------------------------------------------------------

Robert L. Matzig       44  Chairman of the Board           December 1995
                            /Director
Christopher D. Curtis  39  CEO/Secretary/Director          February 2000
Charles C. Cunningham  42  President/Treasurer/Director    April 2000


Biographical Information
------------------------

Set forth below is certain biographical information for each of the Company's officers and directors:

Robert L. Matzig. Mr. Matzig currently serves as a director of the Company and as Chairman of the Board. His professional career began with Lacerte Software Corporation, in direct sales of software products. He worked for three years with Arthur Andersen & Company managing a direct sales force selling software products to nationwide tax professionals. He held similar positions with Accountants Micro Systems, Inc. and SCS/Compute, before joining Rosenthal Collins Group in 1993 to work with client development and marketing programs for commodity traders and managed accounts. Mr. Matzig joined the Company (then Dryden Industries, Inc.) in September 1995, and was appointed to the positions of President and Chief Executive Officer in December 1995. Mr. Matzig served as Chief Executive Officer until Feburary 2000, and as President until April 2000, when those offices were filled by Mr. Curtis and Mr. Cunningham, respectively. Mr. Matzig is a 1979 graduate of Texas Christian University.

Christopher D. Curtis. Mr. Curtis currently serves as a director, Chief Executive Officer and Secretary of the Company. Mr. Curtis is the founder and Chairman of Vista, the predecessor company to Vistastream. Mr. Curtis became a director in February 2000 pursuant to the contribution of Vista interests to the Company, and became Chief Executive Officer and Secretary of the Company in April 2000 pursuant to the Merger Agreement between the Company and CareMart, Inc. From 1995 to 1998, Mr. Curtis served as President of ScreenWorks, a provider of mobile stadium-sized video screens and programming for special events in the world. Mr. Curtis remains a paid consultant for ScreenWorks. Mr. Curtis is currently serving as the interim Chairman of the Board of Bordercomm Inc., as well as a member of the Board of Directors of CompTech Sales Inc. He is also a partner in KKC Properties, a commercial real estate development company and an investor in Hook Partners III and Hook Communications Partners, two funds that specialize in venture capital investments. Mr. Curtis is a 1983 graduate of Texas Christian University with a Bachelor of Science degree in Journalism with an emphasis in Advertising/Public Relations.

Charles C. Cunningham. Mr. Cunningham currently serves as a director, President and Treasurer of the Company. Mr. Cunningham became a director, President and Treasurer of the Company in April, 2000 pursuant to the Merger Agreement between the Company and CareMart, Inc. Founded in 1998 by Mr. Cunningham, CareMart is an online niche marketer and distributor of home healthcare products and supplies for general and institutional consumption. Prior to founding CareMart, Mr. Cunningham served as an Investment Banker and Financial Analyst for Buis & Co., specializing in mergers and acquisitions and corporate valuations. Before joining Buis & Co., Mr. Cunningham was a cofounder of and served as Vice President and Chief Financial Officer for the site management firm, NatureScapes. Mr. Cunningham was formerly employed by the American Broadcasting Company ("ABC") as an executive responsible for the casting of potential programs to join the prime-time programming slate. Mr. Cunningham also serves on the Board of Directors of Cunningham & Cunningham Investment Company, an investment company that manages a privately owned stock portfolio. He is a financial principal for the Company and is a licensed broker in good standing, holding a series seven and a series 24 License. In 1982, Mr. Cunningham graduated with honors from Texas Christian University with a Bachelor of Business Degree. In addition to his undergraduate degree, he holds a Masters of Business Administration Degree from Baylor University.

None of the officers or directors of the Company had directorships of any other SEC reporting companies. None of the officers or directors is personally involved in any legal proceedings. Each director serves until the next annual meeting of the shareholders and until his successor is elected and qualified or until his death, resignation or removal.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

The Company has no class of equity securities registered pursuant to Section 12 of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's executive officers:

                           SUMMARY COMPENSATION TABLE
                           --------------------------


     Annual Compensation                     Long Term Compensation
     -------------------                     ----------------------

Name                                                  Securities       All
and                                Other  Restricted     under-       other
Principal                          Compen-   Stock      lying         Compen-
Position      Year   Salary  Bonus sation   Awards      Options       sation
----------------------------------------------------------------------------


Robert L.     2000   -0-      -0-    -0-      -0-   -0-    -0-          -0-
Matzig
President/    1999  $69,000   -0-    -0-      -0-   -0-    -0-          -0-
CEO
(9/98-12/98)  1998  $20,000   -0-    -0-      -0-   -0-    -0-          -0-


Christoper D. 2000  $42,692   -0-    -0-  $50,000(1) -0- 500,000(2)$13,621(3)
Curtis
CEO/Treasurer 1999   -0-      -0-    -0-      -0-   -0-    -0-          -0-
              1998   -0-      -0-    -0-      -0-   -0-    -0-          -0-

Charles C.    2000  $42,692   -0-    -0-  $50,000(1)-0- 250,000 (2)$6,477(3)
Cunningham    1999   -0-      -0-    -0-      -0-   -0-    -0-          -0-
President/    1998   -0-      -0-    -0-      -0-   -0-    -0-          -0-
Treasurer

(1) The Company has agreed to issue to each of Mr. Curtis and Mr. Cunningham shares of the Company's common stock equal to a fair market value of $50,000 ($45,000 in lieu of salary, and $5,000 in lieu of an annual cash bonus). The common stock was valued as of December 29, 2000, the date the compensation was deemed earned, at $0.0125 per share, the closing price of the Company's common stock on such date.

(2) Please see the notes to the table entitled "Option Grants for Fiscal 2000" with respect to the options granted to Mr. Curtis and Mr. Cunningham, immediately following this section.

(3) In fiscal 2000, the Company paid car payments in the amount of $7,261.60 for Mr. Curtis and $5037.12 for Mr. Cunningham, respectively, as well as estimated company-related gas expenses and automobile insurance in the amount of $810 and $630 on behalf of each of Mr. Curtis and Mr. Cunningham, respectively. In addition, the Company paid membership fees in the aggregate amount of $4,920 to certain clubs on behalf of Mr. Curtis which are used in connection with Company business.

Option Grants for Fiscal 2000
-----------------------------

The following table sets forth information with respect to stock option grants to the named executive officers during fiscal 2000. No stock appreciation rights were granted in the fiscal year ended December 31, 2000.

--------------------------------------------------------------------------------
                                 Individual Grants
--------------------------------------------------------------------------------
                   Number          Percent of
                     of              total        Exercise     Expiration
  Name           securities         options        or base        Date
                 underlying        granted to       price
                  Options          employees      ($/sh)(1)
                  granted          in fiscal
                                     year
--------------------------------------------------------------------------------
C. Curtis(2)      200,000                           $ .35       11/01/2005
                                     44%
                -----------                       ------------------------------
                  300,000                           $.385       11/01/2005
--------------------------------------------------------------------------------
C.                150,000                           $.385       11/01/2005
Cunningham(3)                        22%
                -----------                       ------------------------------
                  100,000                           $ .22       12/15/2005
--------------------------------------------------------------------------------

(1)  The exercise or base price is the closing price on the date of grant.

(2) Mr. Curtis' 500,000 options were granted pursuant to the e resources inc Stock Option Plan (2000). The plan has not been approved by the Company's shareholders, but the Company intends to submit the plan for shareholder approval at the next annual meeting of the shareholders. The grant of the shares is contingent upon shareholder approval of the plan. Nonstatutory options to purchase 200,000 shares of common stock were granted on November 1, 2000, which vested immediately and expire on November 1, 2005. Incentive options to purchase 300,000 shares of common stock were granted on December 15, 2000, with 75,000 vesting on each of April 1, 2001, 2002, 2003, and 2004. The
Incentive options expire on November 1, 2005.

(3) Mr. Cunningham's 250,000 options were granted pursuant to the e resources inc Stock Option Plan (2000). The plan has not been approved by the Company's shareholders, but the Company intends to submit the plan for shareholder approval at the next annual meeting of the shareholders. The grant of the shares is contingent upon shareholder approval of the plan. All options granted were incentive stock options. Options to purchase 150,000 shares of common stock were granted on November 1, 2000, with 37,500 vesting on each of April 1, 2001, 2002, 2003,and 2004. These options expire on November 1, 2005. Options to purchase 100,000 shares of common stock were granted on December 15, 2000, with 25,000 vesting on each of December 15, 2000, 2001, 2002, and 2003. These options expire on December 15, 2005.

Director Compensation
---------------------

The Company's directors currently receive no compensation for their services. Expenses incurred in attending the directors' meetings are paid by the Company.

Employment Contracts and Termination of Employment and Changes in Control
-------------------------------------------------------------------------
Arrangements
------------

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named as a director, executive officer, promoter or control person above, which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company, except as noted below.

     On July 12, 2000, the Board of Directors of the Company approved the Executive Employment Agreements of Christopher D. Curtis, the Chief Executive Officer of the Company, and Charles C. Cunningham, the President of the Company (the "Employment Agreements"). The provisions of the Employment Agreements for Mr. Curtis and Mr. Cunningham are identical. The Employment Agreements became effective as of May 1, 2000 and end on the third anniversary of such date. The Employment Agreements will be automatically renewed for additional successive one year terms, unless either party gives notice of intent to terminate the Agreement to the other party not less than 90 days prior to the end of the term then in effect.

The Employment Agreements provide that Mr. Cunningham and Mr. Curtis each are eligible to receive an initial annual salary of $120,000. Mr. Cunningham and Mr. Curtis are eligible for annual raises, to be determined by the Board of Directors. Mr. Cunningham and Mr. Curtis are also eligible for bonuses, to be paid in cash, stock or stock options, as shall be determined by the Board of Directors, based on their performance and contribution to the Company. In addition, if the Company's Stock Option Plan (2000) is approved by the Company's shareholders, the Company is obligated to grant to Mr. Cunningham and Mr. Curtis options to acquire 100,000 shares of the Company's common stock. These options have been granted, but are subject to shareholder approval of the Company's Stock Option Plan (2000). Mr. Cunningham and Mr. Curtis are also eligible to receive business expense reimbursements, and benefits under the company's health insurance, life insurance and other benefit plans.

Each of Mr. Cunningham and Mr. Curtis may be terminated at any time by the unanimous vote of the Board of Directors (excluding the board member with respect to which the vote is taken) for cause, and in such case, the terminated officer will receive his base salary at the rate in effect through the date of termination. The Company may terminate Mr. Cunningham and Mr. Curtis upon 90 days notice without cause. Upon termination without cause, Mr. Cunningham and Mr. Curtis shall receive their full base salary at the rate then in effect through the date of termination, plus an amount equal to 150% of the annual base salary, to be paid in a lump sum or in accordance with the Company's payroll salary then in effect over the year following such termination. In addition, Mr. Cunningham and Mr. Curtis shall continue to receive benefits for the year following such termination, and all stock options granted shall vest immediately upon termination. In the event 50% or more of the equity ownership interest of the Company is transferred during any 12 month period (a "Change in Control") and the Executive's employment is terminated pursuant to such Change in Control, then the Executive shall be deemed to have been terminated without cause.

Mr. Cunningham and Mr. Curtis may terminate their respective Employment Agreements for any reason upon 90 days notice to the Company, and in such case, shall receive their base salary through the date of termination. If either Mr. Cunningham or Mr. Curtis terminates their Employment Agreement with the Company for breach by the Company, then Mr. Cunningham or Mr. Curtis, as the case may be, shall receive his base salary through the termination date. In addition, all options granted to Mr. Cunningham or Mr. Curtis shall vest immediately upon termination.

The Employment Agreements provide that during their term and perpetually thereafter, Mr. Cunningham and Mr. Curtis shall keep secret all confidential and proprietary trade secrets and all other designated confidential and/or proprietary information of the Company. Such restrictions may not be enforceable, in whole or in part, by a court of law.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 31, 2001, the name and the number of shares of the Company's common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 14,700,958 issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

Security Ownership of Management of the Company
-----------------------------------------------
Title
 of      Name and Position of
Class    Officer/Director/          Amount and Nature of        Percentage
          Beneficial Owner           Beneficial Ownership(1)     of Class
-----    ----------------------      -----------------------     ---------

Common   Robert L. Matzig, Chairman       2,500,000 (D)          17%
         of the Board and Director

Common   Christopher D. Curtis, CEO       3,158,304 (D)(2)      21.5%
         Secretary and Director

Common   Charles C. Cunningham,           2,899,173 (D)(3)      19.7%
         President, Treasurer and
         Director

Common   G. Patrick Kevlin                  816,040 (D)          5.6%
         Beneficial Owner

         All Officers and Directors
          as a Group (3 persons)          8,557,477              58.2%

(1) Indirect and Direct ownership are referenced by an "I" or "D", respectively. All shares owned directly are owned beneficially and of record and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

(2) Contains 275,000 options to purchase the Company's common stock. See the notes to the table "Option Grants for Fiscal 2000" for information regarding the vesting schedule and conditions of such options.

(3) Contains 62,500 options to purchase the Company's common stock. See the notes to the table "Option Grants for Fiscal 2000" for information regarding the vesting schedule and conditions of such options.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Christopher D. Curtis, Chief Executive Officer, Secretary and Director of e resources, entered into two Unsecured Line of Credit Promissory Notes (collectively, the "Notes") with the Company pursuant to which the Company can draw up to an aggregate of $100,000 on each Note at any given time. The first Note was made on November 1, 2000 and matures on November 1, 2001, and the second Note was made on January 1,2001 and matures on January 1, 2002. Interest on the outstanding principal balance of the Notes accrues at the prime rate plus 2.5%, compounded monthly. Interest payments on the unpaid principal balance of the Notes are required to be made monthly. Outstanding principal is required to be paid on maturity. The Notes are unsecured. As of March 31, 2001, the Company had drawn $100,000 on each of the Notes for an aggregate of $200,000.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

     (a)   (1)   Financial Statements.

           Reference is made to the list on page F-1 of all financial statements filed or incorporated herein by reference as a part of this report.

           (2)   Financial Statement Schedules.

           None.

           (3)   Exhibits

           Reference is made to the Exhibit Index on page E-1 for a list of all exhibits filed or incorporated herein by reference as a part of this report.

     (b)   Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              e resources inc

Date:   April 13, 2001        By:   /s/ Charles C. Cunningham
                                    -------------------------
                                        Charles C. Cunningham
                                        President and Treasurer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 13, 2001.

      Name                               Title
      ----                               -----

/s/ Christopher D. Curtis         Chief Executive Officer, Secretary and
-----------------------------     Director(Principal executive officer)
Christopher D. Curtis

/s/ Charles C. Cunningham         President, Treasurer and Director
-----------------------------     (Principal financial and accounting
    Charles C. Cunningham          officer)

/s/ Robert L. Matzig              Chairman of the Board and Director
-----------------------------
    Robert L. Matzig
                                e resources inc

                               Index to Exhibits
                               -----------------


Exhibit Number                                Description of Exhibit
--------------                                ----------------------

10 Form of Employment Agreement - Charles C. Cunningham and Christopher D. Curtis dated July 12, 2000. (1)

16 Letter from H J & Associates to the office of the Chief Accountant of the SEC dated July 25, 2000. (2)


Notes to Exhibit Index
----------------------


   (1) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1994, and incorporated herein by reference.

   (2) Filed as an exhibit to the Company's current report on Form 8-K/A filed July 27, 2000, and incorporated herein by reference.

                                e resources inc

                             Financial Statements
                             --------------------


The following financial statements are attached to this report and incorporated by reference:

Title of  Document                                                          Page
------------------                                                          ----

Independent Auditor's Report of Hein + Associates LLP                      F-2

Independent Auditor's Report of H J & Associates, LLC                       F-3

Consolidated Balance Sheet as of December 31, 2000                          F-4

Consolidated Statements of Operations for the years ended
December 31, 2000 and December 31, 1999                                     F-5

Statement of Changes in Stockholders' Equity for the period
from January 1, 1999 through December 31, 2000                              F-6

Consolidated Statements of Cash Flows for the years ended
December 31, 2000 and December 31, 1999                                     F-7

Notes to Consolidated Financial Statements                                  F-

                         INDEPENDENT AUDITOR'S REPORT



Board of Directors
e resources, Inc.
Roanoke, Texas


We have audited the accompanying consolidated balance sheet of e resources, Inc. as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of e resources, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company's significant operating losses and limited financial resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Hein + Associates LLP

Dallas, Texas
March 20, 2001

                            HJ & ASSOCIATES, L.L.C.

                  CERTIFIED PUBLIC ACCOUNTANS AND CONSULTANTS

                         INDEPENDENT AUDITOR'S REPORT
                         ----------------------------

Board of Directors
Vista Photographic and Video Group, Ltd.
Carrollton, Texas

We have audited the accompanying statements of operations, changes in stockholders' equity (deficiency), and cash flows of Vista Photographic and Video Group, Ltd. for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the operations and the cash flows of Vista Photographic and Video Group, Ltd. for the year ended December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has incurred losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ HJ & Associates, LLC
------------------------
HJ & Associates, LLC
Salt Lake City, Utah
June 28, 2000

                      E RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               December 31, 2000

                                    ASSETS
                                    ------

CURRENT ASSETS:
 Note receivable                                                $     3,750
 Accounts receivable                                                 36,657
                                                                -----------
          Total current assets                                       40,407

PROPERTY AND EQUIPMENT:
 Equipment                                                          265,899
 Web site development costs and software                             63,610
 Leasehold improvements                                              17,649
                                                                -----------
                                                                    347,158
   Less accumulated depreciation and amortization                  (201,150)
                                                                -----------
                                                                    146,008

INVESTMENT IN COMPANY                                                50,000

OTHER ASSETS                                                         12,614
                                                                -----------

          Total assets                                          $   249,029
                                                                ===========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT
                 -------------------------------------

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                          $    64,985
 Unearned revenue                                                    21,250
 Current portion of notes payable to stockholders                   125,000
                                                                -----------
          Total current liabilities                                 211,235

PAYABLES TO STOCKHOLDERS                                            275,000

COMMITMENTS (Note 7)

STOCKHOLDERS' DEFICIT:
 Common stock, $.001 par value, 250,000,000 shares authorized;
    14,528,968 shares issued and outstanding                         14,529
 Additional paid-in capital                                       1,562,813
 Accumulated deficit                                             (1,814,548)
                                                                -----------
          Total stockholders' deficit                              (237,206)
                                                                -----------

          Total liabilities and stockholders' deficit           $   249,029
                                                                ===========


              See notes to the consolidated financial statements.

                      E RESOURCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        For the Year Ended
                                                           December 31,
                                                    --------------------------
                                                       2000            1999
                                                    -----------     ----------
REVENUES:
  Production and video sales                        $   451,368     $  377,438
  Sales of medical supplies                              21,864              -
                                                    -----------     ----------
     Total                                              473,232        377,438
                                                    -----------     ----------

COST OF GOODS SOLD:
  Production and video                                  198,730        173,340
  Medical supplies                                       17,294              -
                                                    -----------     ----------
     Total                                              216,024        173,340
                                                    -----------     ----------

     Gross profit                                       257,208        204,098

OPERATING EXPENSES:
  General and administrative expense                  1,528,534        304,164
  Depreciation and amortization                          77,122         45,025
                                                    -----------     ----------
     Total                                            1,605,656        349,189
                                                    -----------     ----------

     Loss from operations                            (1,348,448)      (145,091)

INTEREST, net                                           (11,109)       (27,752)
                                                    -----------     ----------

NET LOSS                                            $(1,359,557)    $ (172,843)
                                                    ===========     ==========

NET LOSS PER SHARE (basic and diluted)                    $(.16)         $(.07)
                                                    ===========     ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING         8,503,000      2,331,543
                                                    ===========     ==========


              See notes to the consolidated financial statements.

                      E RESOURCES, INC. AND SUBSIDIARIES

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         For the Period from January 1, 1999 Through December 31, 2000


                                         Common Stock                     Additional
                               --------------------------------            Paid-in              Accumulated
                                  Shares                Amount             Capital                Deficit                 Total
                               -----------          -----------          -----------            -----------            -----------
BALANCES, January 1, 1999        2,331,543          $     2,332          $   147,638            $  (282,148)           $  (132,178)

Capital contribution                     -                    -                   30                      -                     30

Net loss for year                        -                    -                    -               (172,843)              (172,843)
                               -----------          -----------          -----------            -----------            -----------

BALANCES, December 31,
 1999                            2,331,543                2,332              147,668               (454,991)              (304,991)

Shares issued to Care
 Mart stockholders               4,842,987                4,843              (54,722)                     -                (49,879)


Shares issued to Dryden
 stockholders                    6,478,129                6,478              (64,019)                     -                (57,541)


Sales of stock for cash            714,000                  714            1,427,286                      -              1,428,000

Shares issued for
 services                          162,309                  162               21,600                      -                 21,762

Warrants and options
 granted for services                    -                    -               35,000                      -                 35,000


Value of shares due for
 services                                -                    -               50,000                      -                 50,000

Net loss for year                        -                    -                    -             (1,359,557)            (1,359,557)
                               -----------          -----------          -----------            -----------            -----------

BALANCES, December 31,
 2000                           14,528,968          $    14,529          $ 1,562,813            $(1,814,548)           $  (237,206)
                               ===========          ===========          ===========            ===========            ===========


              See notes to the consolidated financial statements.

                      E RESOURCES, INC. AND SUBSIDIARIES

                           STATEMENTS OF CASH FLOWS


                                                                                      For the Year Ended
                                                                                         December 31,
                                                                              -----------------------------------
                                                                                 2000                    1999
                                                                              -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $(1,359,557)            $  (172,843)
  Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                 77,122                  45,025
     Equity instruments issued for services                                       106,762                       -
     Changes in operating assets and liabilities:
       Accounts and note receivable                                               (10,989)                (18,710)
       Unearned revenues                                                           16,000                  (1,468)
       Accounts payable, accrued expenses and other                                (5,546)                 67,267
                                                                              -----------             -----------
          Net cash used by operating activities                                (1,176,208)                (80,729)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in other assets                                                        (59,114)                      -
  Purchase of property and equipment                                              (50,761)                (29,912)
                                                                              -----------             -----------
          Net cash used by investing activities                                  (109,875)                (29,912)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in notes payable                                                       105,000                 137,533
  Payments on notes payable                                                      (255,601)                (24,410)
  Sale of common stock for cash, net                                            1,428,000                       -
  Capital contribution                                                                  -                      30
                                                                              -----------             -----------
          Net cash provided by financing activities                             1,277,399                 113,153
                                                                              -----------             -----------

NET CHANGE IN CASH                                                                 (8,684)                  2,512

CASH, beginning of year                                                             8,684                   6,172
                                                                              -----------             -----------

CASH, end of year                                                             $         -             $     8,684
                                                                              ===========             ===========

SUPPLEMENTAL INFORMATION:
     Cash paid for interest                                                   $    19,722             $    27,752
     Net liabilities assumed in acquisitions                                  $   107,420             $         -


              See notes to the consolidated financial statements.

                      E RESOURCES, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

1.   Organization and Basis of Presentation
     --------------------------------------

     Nature of Operations
     --------------------
     e resources, Inc. ("the Company"), which is composed of the companies described below, is engaged in investing in and developing companies with internet, intranet and electronic commerce based applications. At December 31, 2000, the Company's operations were composed of Vista, a multi-media production company, which includes video streaming on the Internet, and Care Mart, which sells medical supplies over the Internet.

     Reorganization and Reverse Acquisition
     --------------------------------------
     In late 1999, the owners of Vista Photographic and Video Group, Ltd. ("Vistastream") and Cunningham and Cunningham Health Concerns, Inc. ("Care Mart") informally agreed to acquire in a reverse acquisition a controlling interest in the common stock of Dryden Industries, Inc. ("Dryden"). The transactions were completed in March and April 2000, and resulted in the owners of Vistastream and Care Mart obtaining approximately 53% of the stock of Dryden before a cash sale of stock, which was done in conjunction with the transactions. The transactions have been treated as a reorganization of Vistastream and Care Mart, due to common ownership, and an acquisition of the net assets of Dryden accompanied by a recapitalization of Vistastream and Care Mart under the legal capital structure of Dryden. Therefore, the accompanying financial statements are the historical financial statements of Vistastream, and the operations of Dryden and Care Mart are included in the consolidated financial statements beginning March 31, 2000. The assets and liabilities of Care Mart have been recorded at book value. The assets and liabilities of Dryden were recorded at estimated market value. The accompanying financial statements also include two other wholly-owned subsidiaries which have been basically inactive to date. Intercompany accounts and transactions are eliminated in consolidation.

2.   Summary of Significant Accounting Policies
     ------------------------------------------

     Cash Equivalents
     ----------------
     For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

     Property and Equipment
     ----------------------
     Property and equipment is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years, or the lease term, if shorter.

     Gains and losses resulting from sales and dispositions of property and equipment are included in current operations. Maintenance and repairs are charged to operations as incurred.

     Web Site Development Costs
     --------------------------
     The Company accounts for web site development costs in accordance with Emerging Issues Task Force Issue No. 00-2, Accounting For Web Site Development Costs. Capitalized costs are amortized on a straight-line basis over two years. Capitalized web site development costs were $61,600, and accumulated amortization was $38,717 at December 31, 2000.

                      E RESOURCES, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

     Long-Lived Assets
     -----------------
     The Company's policy is to periodically review the net realizable value of its long-lived assets through an assessment of the estimated future cash flows related to such assets. In the event that assets are found to be carried at amounts in excess of estimated undiscounted future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets. Based upon its most recent analysis, the Company believes no impairment of long-lived assets exists at December 31, 2000.

     Investment in Company
     ---------------------
     The Company has an investment in a development stage technology company, which represents an approximate 2.5% ownership at December 31, 2000. The investment is carried at cost of $50,000.

     Revenue Recognition
     -------------------
     The Company recognizes revenue when services are provided or at the time product is shipped to the customer.

     Stock-Based Compensation
     ------------------------
     The Company applies Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation", which requires recognition of the value of stock options and warrants granted based on an option pricing model. However, as permitted by SFAS 123, the Company continues to account for stock options and warrants granted to directors and employees pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. See Note 5.

     Income Taxes
     ------------
     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Prior to the reorganization described in Note 1, the taxable income or loss of the Company was reported in the individual tax returns of the partners of Vistastream.

     Financial Instruments
     ---------------------
     Management believes the fair value of the Company's financial instruments (notes and accounts receivable and payable) at December 31, 2000 approximate their carrying values due to the short-term nature of the instruments and the use of prevailing market interest rates.

     Use of Estimates
     ----------------
     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     Liquidity
     ---------
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company's significant operating losses and limited financial resources raise

                      E RESOURCES, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

     substantial doubt about its ability to continue as a going concern. Management intends to obtain sufficient additional funding to permit full implementation of its business plan and is currently working to secure either a convertible debt vehicle or an equity investment from interested parties. It is Management's intention to execute loans from shareholders that have equity conversions options to provide sufficient cash flow until Management can secure the financing mentioned above. Management believes in those circumstances, the Company can achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.   Payables to Stockholders
     ------------------------

     The Company has notes payable to various stockholders that total $300,000 at December 31, 2000. The notes, all of which are unsecured, are summarized below:

          Due November 1, 2001, interest at prime plus 2.5%
            (total of 12% at December 31, 2000)                       $ 100,000


          Due in equal monthly installments with interest at 10%,
            through maturity at May 31, 2003                             50,000


          Due in amounts at management's discretion during periods
            with quarterly profits.  Interest at prime plus 1%
            (total of 10.5% at December 31, 2000)                       150,000
                                                                      ---------
                                                                        300,000
          Less current portion                                         (125,000)
                                                                      ---------
                                                                      $ 175,000
                                                                      =========

     Scheduled and expected maturities of the notes payable for the years ended December 31 are as follows:

                          2001                 $125,000
                          2002                  166,667
                          2003                    8,333
                                               --------
                                               $300,000
                                               ========

     The Company also had a payable to two stockholders of $100,000 at December 31, 2000 for salaries. The stockholders agreed to convert the amounts to common stock after December 31, 2000.

4.   Stockholders' Equity
     --------------------

     In March 2000 the Company completed a one for twenty reverse stock split. All reference to share information in the accompanying financial statements is as if the reverse stock split had occurred at the earliest period presented.

     During the first quarter of 2000, the Company sold 714,000 shares of common stock for cash proceeds of $1,428,000.

     During March 2000, the Company issued 162,309 shares for services related to a consulting agreement entered into by Dryden in October 1999. The substantial majority of the services related to the agreement

                      E RESOURCES, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

     were performed prior to the transaction with Dryden described above. The portion of the shares issued for services following the transaction with Dryden were recorded at their estimated market value during the time period of $2.00 per share and have been recorded as an expense of $21,762 in the accompanying financial statements.

     During March and April 2000, the Company issued 2,331,543 and 4,842,987 shares, respectively to the former owners of Vistastream and Care Mart to complete the transactions described in Note 1.

     At various times during 2000, the Company agreed to issue common stock and warrants in exchange for services. The fair value of these equity instruments, which totaled $85,000, was recorded as general and administrative expenses. The shares of common stock, which totaled 172,500, were issued in January 2001.

5.   Stock Option Plan
     -----------------

     In July 2000, the Company's board of directors approved a stock option agreement, which provides for Non Statutory Options and Incentive Stock Options to be granted employees as approved by the Company's compensation committee of the board of directors. During 2000, subject to stockholder approval, options were granted to acquire 1,024,750 shares at $.75 per share, which represented the market price at date of grant. The grants included 899,750 options for employees and 125,000 for consultants. These options were re-priced in November 2000 to the market price at that time of $.35 per share for 574,750 options and $.385 for 450,000 options. The options expire over five and ten-year periods and certain of the options contain four year vesting periods. In December 2000, options to acquire 2,500 shares at the current market price of $.20 per share and 100,000 shares at $.22 per share were granted employees, with terms and vesting periods similar to those described above. No compensation expense was recognized in 2000 for the consultant options because the accrual of the vesting of these options through December 31, 2000 was insignificant. At December 31, 2000, 1,125,000 options were outstanding and 340,000 were exercisable. The weighted average exercise price of the options outstanding and exercisable at December 31, 2000 was $.35. Of the options outstanding at December 31, 2000, 550,000 will expire, if unexercised, in 2005, and 575,000 in 2010.

     The weighted average grant date fair value of the options granted in 2000 was $.49 per share, prior to re-pricing. The incremental weighted average fair value effect of the re-pricing of the options was $.05.

     Pro Forma Stock-Based Compensation Disclosures
     ----------------------------------------------
     As discussed in Note 2, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for grants of options to employees since the exercise prices were not lower than the market prices of the Company's common stock on the measurement dates. Had compensation been determined based on the estimated fair value at the measurement dates for options granted under the plan consistent with the method prescribed by SFAS No. 123 (including considering the effect of re-pricing), the Company's December 31, 2000 net loss and loss per share would have been changed to the pro forma amounts indicated below.

           Net loss:
            As reported                              $(1,359,557)
            Pro forma                                $(1,603,557)
           Net loss per common share:

                      E RESOURCES, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

            As reported                              $      (.16)
            Pro forma                                $      (.19)

     The fair value of each option granted during fiscal year 2000 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

          Expected volatility                        100%
          Risk-free interest rate                    5.00%
          Expected dividends                            -
          Expected terms (in years)                  2.5-5

6.   Income Taxes
     ------------

     There was no provision for income taxes for the year ended December 31, 2000 due to the net loss incurred for the year. The Company had no material deferred tax liabilities at December 31, 2000. The Company had deferred tax assets at December 31, 2000 as follows:

          Deferred tax asset resulting from net operating loss     $ 425,000
          Valuation allowance                                       (425,000)
                                                                   ---------
                                                                   $     -
                                                                   =========

     At December 31, 2000 the Company's net operating loss carryforward for federal income tax purposes was approximately $1,250,000, which will expire, if unused, in 2020.

7.   Commitments
     -----------

     The Company has a lease agreement for office space which requires minimum monthly payments of $2,103 through January 31, 2003. Rent expense was approximately $43,000 and $19,200 for the years ended December 31, 2000 and 1999, respectively.

     The Company's minimum future payments under the leases as of December 31, 2000 are as follows:

            Year ending December 31,
            ------------------------
                      2001             $25,200
                      2002              25,200
                      2003               2,100
                                       -------
                                       $52,500
                                       =======

     The Company has employment agreements with two officers that require minimum aggregate annual salaries of $240,000 through April 30, 2003.

8.   Major Customers
     ---------------

     During 2000, the Company had sales to four customers that represented 39% of sales. No other single customer accounted for more than 5% of sales. Sales have been primarily to customers in the North Texas area.