Form 10QSB
period 2001-03-31
E RESOURCES INC
filed 2001-05-14
CIK 814070

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ---------------------

                                  FORM 10-QSB

  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----
       ACT OF 1934 (THE "EXCHANGE ACT") FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE  ACT
-----
       FOR THE TRANSACTION PERIOD FROM      TO     .
                                       ----    ----

                             ---------------------

                      Commission file number: 33-14065-D

                                e resources inc
              (Exact Name of Issuer as Specified in its Charter)

--------------------------------------------------------------------------------

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

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

     14,700,958 shares of Common Stock, $.001 par value, outstanding as of May 8, 2001.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]
                                                                -      -
                                e resources inc

               Form 10-QSB for the Quarter ended March 31, 2001

                               Table of Contents
                               -----------------

                                                                               Page
                                                                               ----
     Forward Looking Statements                                                   3
Part I - Financial Information
     Item 1 - Financial Statements                                                4
     Item 2 - Management's Discussion and Analysis and Results of Operation       7

Part II - Other Information
     Item 1 - Legal Proceedings                                                 N/A
     Item 2 - Changes in Securities                                             N/A
     Item 3 - Defaults Upon Senior Securities                                   N/A
     Item 4 - Submission of Matters to a Vote of Security Holders               N/A
     Item 5 - Other Information                                                   8
     Item 6 - Exhibits and Reports on Form 8-K                                    9

                       E RESOURCES INC AND SUBSIDIARIES

                          Forward Looking Statements

     This Quarterly Report on Form 10-QSB and other reports and statements filed by e resources inc, a Utah corporation ("e resources or the "Company") from time to time with the Securities and Exchange Commission (the "SEC") contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "intend," "anticipate," "believe," "estimate," "plan" and "expect" and variations of these words and similar expressions are intended to identify these forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. We express our expectations, beliefs and projections in good faith and believe our expectations reflected in these forward-looking statements are based on reasonable assumptions; however, we cannot assure you that these expectations, beliefs or projections will prove to have been correct. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors and pricing pressures, risks inherent in acquisitions and business expansion, in addition to any uncertainties specifically identified in the text surrounding such statements and uncertainties with respect to changes or regulatory circumstances and conditions. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results may vary significantly from those anticipated, believed, estimated, expected, intended or planned.

     Readers are referred to the caption "Risks Related to Our Company" appearing at the beginning of Item I of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 for additional factors that may affect our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.   Financial Statements.
          --------------------

                       E RESOURCES INC AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

                                March 31, 2001
                                  (Unaudited)


                                    ASSETS
CURRENT ASSETS:
 Cash                                                           $     5,012
 Note receivable                                                      3,050
 Accounts receivable                                                 64,103
                                                                -----------
      Total current assets                                           72,165

PROPERTY AND EQUIPMENT, net                                         132,514

INVESTMENT IN COMPANY                                                50,000

OTHER ASSETS                                                         13,335
                                                                -----------

          Total assets                                          $   268,014
                                                                ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                         $   118,238
  Unearned revenue                                                   51,361
  Notes payable to stockholders                                     225,000
                                                                -----------
      Total current liabilities                                     394,599

PAYABLES TO STOCKHOLDERS                                            275,000

STOCKHOLDERS' EQUITY:
  Common stock                                                       14,701
  Additional paid-in capital                                      1,562,641
  Accumulated deficit                                            (1,978,927)
                                                                -----------
      Total stockholders' equity                                   (401,585)
                                                                -----------

          Total liabilities and stockholders' equity            $   268,014
                                                                ===========


              See notes to the consolidated financial statements.

                        E RESOURCES INC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                  For the Three Months Ended
                                                           March 31,
                                                  --------------------------
                                                      2001           2000
                                                  -----------     ----------
                                                  (Unaudited)     (Unaudited)
REVENUES -
  Production and video sales                      $   119,623     $  208,163

COST OF GOODS SOLD -
  Production and video                                 52,843         80,971
                                                  -----------     ----------

     Gross profit                                      66,780        127,192

OPERATING EXPENSES:
  General and administrative expense                  207,876        148,659
  Depreciation and amortization                        13,753          7,020
                                                  -----------     ----------
     Total                                            221,629        155,679
                                                  -----------     ----------

     Loss from operations                            (154,849)       (28,487)

INTEREST EXPENSE                                       (9,726)        (5,625)
                                                  -----------     ----------

NET LOSS                                          $  (164,575)    $  (34,112)
                                                  ===========     ==========

NET LOSS PER SHARE (basic and diluted)            $     (0.01)    $        *
                                                  ===========     ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      14,700,968      6,982,672
                                                  ===========     ==========
*  Less than $.01 per share



              See notes to the consolidated financial statements.

                       E RESOURCES INC AND SUBSIDIARIES

                            STATEMENT OF CASH FLOWS

                                                                 For the Three Months Ended
                                                                          March 31,
                                                                 --------------------------
                                                                     2001           2000
                                                                 -----------    -----------
                                                                 (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $  (164,575)   $   (34,112)
  Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Depreciation and amortization                                    13,021          7,020
     Common stock issued for services                                      -         22,000
     Changes in operating assets and liabilities:
       Accounts and note receivable                                  (26,746)       (86,749)
       Prepaid and other                                                (721)             -
       Unearned revenues                                              30,111         15,055
       Accounts payable and accrued expenses                          53,254        (95,429)
     Other                                                               668         (2,043)
                                                                 -----------    -----------

          Net cash used by operating activities                      (94,988)      (174,258)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in other assets                                                 -        (55,659)
  Purchase of property and equipment                                       -        (13,773)
                                                                 -----------    -----------
                                                                           -
          Net cash used by investing activities                                     (69,432)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in notes payable                               100,000       (166,101)
  Issuance of common stock for cash, net                                   -      1,428,000
                                                                 -----------    -----------

          Net cash provided by financing activities                  100,000      1,261,899
                                                                 -----------    -----------

NET INCREASE IN CASH                                                   5,012      1,018,209

CASH, beginning of period                                                  -          8,684
                                                                 -----------    -----------

CASH, end of period                                              $     5,012    $ 1,026,893
                                                                 ===========    ===========

              See notes to the consolidated financial statements.

                       E RESOURCES INC AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

1.   Organization and Basis of Presentation
     --------------------------------------

     Unaudited Information
     ---------------------

     The consolidated balance sheet as of March 31, 2001 and the consolidated statements of operations for the three month periods ended March 31, 2001 and 2000 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the consolidated financial position of the Company as of March 31, 2001 and the results of operations for the three month periods ended March 31, 2001 and 2000.

     Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company's Form 10-KSB dated December 31, 2000.

2.   Subsequent Event
     ----------------

     In May 2001, the Company agreed to issue up to $600,000 of convertible debentures, $300,000 of which were issued May 8, 2001. The debentures bear interest at 12%, are collateralized by substantially all the assets of the Company and are convertible into shares of the Company's common stock. The Company also issued warrants to purchase up to 600,000 shares of the Company's common stock in connection with the debentures.


                                 ************

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations.
          -----------------------


Revenues for the three-month period ended March 31, 2001 were $119,623 versus $208,163 for the comparable period in 2000. The decrease for 2001 compared to 2000 is due to the decrease in scope of services of Vistastream inc, one of the Company's wholly-owned subsidiaries ("Vistastream") which provides a full-service video production house. During the fourth quarter ended December 31, 2000, Vistastream's sales efforts were refocused away from live event production, video streaming and other e-commerce related video production, and back to Vistastream's original operations as a full-service video production house and a producer of interactive media products for corporate consumption. The refocus of Vistastream was predicated upon the Company's belief that the inability of broadband connectivity to reach anywhere near its predicted penetration levels in fiscal 2000 has rendered the medium an unattractive market for the Company to enter in the near future. The revenues of CareMart, Inc., another wholly-owned subsidiary of the Company which distributes home healthcare products and supplies over the Internet, ("CareMart"), consisted of $3,660 for the three months ended March 31, 2001. Since CareMart was acquired by the Company in April 2000, there is no comparable revenue period in 2000. Since the cost of customer acquisition in the Internet space was proven in fiscal 2000 to be a costly endeavor with generally poor results, combined with the recent demise of several Internet retailers, the Company has decided that at this time, it will not make any significant capital expenditures in CareMart in an attempt to increase its market share.

Gross profit for the three months ended March 31, 2001 was $66,780, versus $127,192 for the comparable period in 2000. The decrease in gross profit was due primarily to an increase in the Company's cost of operations predicated by the refocus of Vistastream. Since e resources has repositioned Vistastream as a producer of interactive media solutions, it has increased its dependence on outsourced production entities whose costs have become a component in Vistastream's cost of sales.

Operating expenses for the three-month period ended March 31, 2001 were $221,629, versus $155,679 for the comparable period in 2000. The increase in operating expenses over the same period in 2000 is primarily due to the fact that Vistastream was the Company's only operating entity in the first quarter of 2000. e resources, the parent company, incurred $152,806 in operating expenses and CareMart incurred an additional $14,138 in operating expenses for the first quarter ended March 31, 2001.

Net loss for the three month period ended March 31, 2001 was $164,575, versus $34,112 for the comparable period in 2000. Basic and diluted earnings per share were ($.01) the three-month period ended March 31, 2001. For the first quarter of 2000, the only entity in operation was Vistastream with basic and diluted earnings per share of ($.005) for the same period.

Liquidity and Capital Requirements
----------------------------------

The Company had a net working capital deficit of approximately $322,434 at March 31, 2001. Cash consisted of $5,012 as of March 31, 2001. The Company did not have any significant capital expenditures in the first quarter, nor were there any significant internal or external sources of liquidity.

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 5.   Other Information.
          -----------------

Subsequent Events
-----------------

On May 9, 2001, the Company issued a press release announcing the sale of (i) 12% secured convertible debentures of the Company (the "Debentures"), in the aggregate principal amount of up to Six Hundred Thousand Dollars ($600,000.00), convertible into shares of the Company's common stock, $.001 par value per share (the "Common Stock"), and (ii) warrants to purchase up to Six Hundred Thousand (600,000) shares of the Company's Common Stock (the "Warrants"), to AJW Partners, LLC and New Millennium Capital Partners II, LLC (collectively, the "Buyers").

The Company granted certain demand and piggyback registration rights to the Buyers, and agreed to prepare a registration statement after closing of the transaction, with respect to the securities underlying the Debentures and the Warrants. In addition, the Company also agreed to grant a first priority security interest in substantially all the assets of the Company, to secure the Company's obligations under the Debentures and the Warrants and Christopher D. Curtis, Chief Executive Officer of the Company, agreed to personally guarantee the Company's obligations to the Buyers. Additional information regarding the terms and conditions of the sale will be contained in a Current Report on Form 8-K being prepared by the Company.

Item 6.   Exhibits and Reports on Form 8-K.
-------   ---------------------------------

Reports on Form 8-K filed during the quarter ended March 31, 2001: None.

The Company intends to file a Current Report on Form 8-K with respect to the transaction described in Item 5 above, in accordance with applicable SEC requirements.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: March 14, 2001
                         By: /s/ Charles C. Cunningham
                            --------------------------------------------
                            Charles C. Cunningham
                            President and Treasurer
                            (Principal Financial Officer)


                         By: /s/ Christopher D. Curtis
                            -------------------------------------------------
                            Christopher D. Curtis
                            Chief Executive Officer and Secretary