Form 10QSB
period 2001-06-30
E RESOURCES INC
filed 2001-08-13
CIK 814070

                                 United States
                       Securities and Exchange Commission
                            Washington, D.C.  20549
                             ______________________

                                  FORM 10-QSB

   X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ----- ACT OF 1934 (THE "EXCHANGE ACT") FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

 ----- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       FOR THE TRANSACTION PERIOD FROM____ TO ____.
                             ______________________

                       Commission file number: 33-14065-D

                                e resources inc
               (Exact Name of Issuer as Specified in its Charter)

_______________________________________________________________________________

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

       17,636,171 shares of Common Stock, $.001 par value, outstanding as of August 9, 2001.


Transitional Small Business Disclosure Format (Check One): Yes [   ] No [ X ]
                                                                ---      ---
                                e resources inc

                Form 10-QSB for the Quarter ended June 30, 2001

                               Table of Contents
                               -----------------

                                                                               Page
                                                                               ----
     Forward Looking Statements                                                   3
Part I -  Financial Information
     Item 1 - Financial Statements                                                4
     Item 2 - Management's Discussion and Analysis and Results of Operation       7

Part II - Other Information
     Item 1 - Legal Proceedings                                                  11
     Item 2 - Changes in Securities                                              11
     Item 3 - Defaults Upon Senior Securities                                   N/A
     Item 4 - Submission of Matters to a Vote of Security Holders               N/A
     Item 5 - Other Information                                                  12
     Item 6 - Exhibits and Reports on Form 8-K                                   13


                       E RESOURCES INC AND SUBSIDIARIES

                           Forward Looking Statements

  This Quarterly Report on Form 10-QSB and other reports and statements filed by e resources inc, a Utah corporation ("e resources" or the "Company") from time to time with the Securities and Exchange Commission (the "SEC") contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "intend," "anticipate," "believe," "estimate," "plan" and "expect" and variations of these words and similar expressions are intended to identify these forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. We express our expectations, beliefs and projections in good faith and believe our expectations reflected in these forward-looking statements are based on reasonable assumptions; however, we cannot assure you that these expectations, beliefs or projections will prove to have been correct. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors and pricing pressures, risks inherent in acquisitions and business expansion, in addition to any uncertainties specifically identified in the text surrounding such statements and uncertainties with respect to changes or regulatory circumstances and conditions. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results may vary significantly from those anticipated, believed, estimated, expected, intended or planned.

Readers are referred to the caption "Risks Related to Our Company" appearing at the beginning of Item I of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 and to the caption entitled "Risk Factors" beginning on page 3 of the Company's Registration Statement on Form SB-2 filed with the SEC on June 13, 2001, for additional factors that may affect our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.      FINANCIAL STATEMENTS.
             --------------------

                        E RESOURCES INC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 JUNE 30, 2001
                                  (Unaudited)

                                     ASSETS
                                     ------

CURRENT ASSETS:
 Cash                                                                                        $    23,743
 Note receivable                                                                                   2,000
 Accounts receivable                                                                              71,952
                                                                                             -----------
      Total current assets                                                                        97,695

PROPERTY AND EQUIPMENT, net                                                                      118,992



OTHER ASSETS                                                                                     100,182
                                                                                             -----------

          Total assets                                                                       $   316,869
                                                                                             ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                                      $    84,234
  Unearned revenue                                                                                93,206
  Notes payable to stockholders                                                                  150,000
  Notes payable, net discount of $159,000                                                        174,000
                                                                                             -----------
      Total current liabilities                                                                  501,440

NON-CURRENT LIABILITIES:
  Notes payable to stockholders                                                                  300,000
  Notes payable                                                                                   18,499
                                                                                             -----------
      Total non-current liabilities                                                              318,499

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value, 250,000,000 shares authorized;
  15,368,135 shares issued and outstanding                                                        15,368
  Additional paid-in capital                                                                   1,838,974
  Accumulated deficit                                                                         (2,357,412)
                                                                                             -----------
     Total stockholders' deficit                                                                (503,070)
                                                                                             -----------
          Total liabilities and stockholders' deficit                                        $   316,869
                                                                                             ===========

              See notes to the consolidated financial statements.

                       E RESOURCES INC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                FOR THE THREE MONTHS ENDED                            FOR THE SIX MONTHS ENDED
                                                         JUNE 30,                                             JUNE 30,
                                             -----------------------------------                 ----------------------------------
                                                 2001                    2000                        2001                   2000
                                             -----------             -----------                 -----------            -----------
                                             (Unaudited)             (Unaudited)                 (Unaudited)            (Unaudited)
REVENUES:
 Production and video sales                  $    53,340             $    61,976                 $   169,043            $   270,139
 Sales of medical supplies                         4,773                   6,352                       8,432                  6,352
                                             -----------             -----------                 -----------            -----------
     Total                                        58,113                  68,328                     177,475                276,491

COST OF GOODS SOLD:
 Production and video                             36,392                  56,149                      86,389                137,120
 Medical supplies                                  3,711                   5,115                       6,557                  5,115
                                             -----------             -----------                 -----------            -----------
     Total                                        40,103                  61,264                      92,946                142,235
                                             -----------             -----------                 -----------            -----------

     Gross profit                                 18,010                   7,064                      84,529                134,256

OPERATING EXPENSES:
 General and administrative expense              337,341                 410,638                     544,956                559,436
 Depreciation and amortization                    13,758                  26,544                      27,512                 33,564
                                             -----------             -----------                 -----------            -----------
     Total                                       351,099                 437,182                     572,468                593,000
                                             -----------             -----------                 -----------            -----------

     Income (loss) from operations              (333,089)               (430,118)                   (487,939)              (458,744)

INTEREST EXPENSE                                 (45,411)                 (5,536)                    (55,136)               (11,161)
                                             -----------             -----------                 -----------            -----------

NET LOSS                                     $  (378,500)            $  (435,654)                $  (543,075)           $  (469,905)
                                             ===========             ===========                 ===========            ===========

NET LOSS PER SHARE (basic and                $      (.03)            $      (.03)                $      (.04)           $      (.05)
 diluted)
                                             ===========             ===========                 ===========            ===========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                  14,790,357              14,528,968                  14,659,662             10,085,642
                                             ===========             ===========                 ===========            ===========



              See notes to the consolidated financial statements.

                        E RESOURCES INC AND SUBSIDIARIES

                            STATEMENT OF CASH FLOWS


                                                                                   FOR THE SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                --------------------------------
                                                                                  2001                   2000
                                                                                ---------              ---------
                                                                               (Unaudited)            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $(543,075)             $ (469,905)
  Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                                 27,512                  33,564
     Common stock for services                                                     56,000                  22,000
     Amortization of equity component of notes payable                             31,000                     -
     Changes in operating assets and liabilities:
       Accounts and note receivable                                               (33,545)                (56,781)
       Prepaid and other                                                            2,432
       Unearned revenues                                                           71,956                  47,300
       Accounts payable and accrued expenses                                       19,249                 (51,545)
     Other                                                                         (7,786)                 21,583
                                                                                ---------              ----------

          Net cash used by operating activities                                  (376,257)               (453,784)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in other assets                                                            -                   (59,873)
  Purchase of property and equipment                                                  -                   (38,807)
                                                                                ---------              ----------
                                                                                      -
          Net cash used by investing activities                                                           (98,680)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in notes payable                                                       150,000                (258,731)
  Repayments on Notes Payable                                                     (50,000)                    -
  Sale of Debentures, net                                                         300,000                     -
  Issuance of common stock for cash, net                                              -                 1,428,000
                                                                                ---------              ----------

          Net cash provided by financing activities                               400,000               1,169,269
                                                                                ---------              ----------

NET INCREASE IN CASH                                                               23,743                 616,805

CASH, beginning of period                                                             -                     8,684
                                                                                ---------              ----------

CASH, end of period                                                             $  23,743              $  625,489
                                                                                =========              ==========

              See notes to the consolidated financial statements.

                        E RESOURCES INC AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND BASIS OF PRESENTATION
    --------------------------------------

    Unaudited Information
    ---------------------

    The consolidated balance sheet as of June 30, 2001 and the consolidated statements of operations for the three and six month periods ended June 30, 2001 and 2000 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the consolidated financial position of the Company as of June 30, 2001 and the results of operations for the three and six month periods ended June 30, 2001 and 2000.

    Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These financial statements should be read in conjunction with the financial statements and notes to financial statements in the Company's December 31, 2000 Form 10-KSB.

2.  DEBENTURES
    ----------

    In May 2001, the Company received $300,000 for convertible debentures due May 2002. The debentures bear interest at 12% per annum, payable quarterly. The debentures may be converted into the Company's common stock at the lower of 50% of the stock's market price (as defined) or $.03 per share. In addition, the Company issued the holders of the debentures warrants to purchase 300,000 shares of common stock at the lesser of $.025 or the market price (as defined). The Company recorded the estimated value of the conversion feature and warrants (total of $190,000) as a discount to the debt. Through June 30, 2001, $31,000 of the discount had been amortized to interest expense.

                                  ************

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          -----------------------

Revenues for the three and six month periods ended June 30, 2001 were $58,113 and $177,475, respectively, versus $68,328 and $276,491 for the comparable periods in 2000. The decrease for 2001 compared to 2000 is due to the decrease in scope of services of Vistastream inc, one of the Company's wholly-owned subsidiaries ("Vistastream") which provides a full-service video production house. During the fourth quarter ended December 31, 2000, Vistastream's sales efforts were refocused away from live event production, video streaming and other e-commerce related video production, and back to Vistastream's original operations as a full-service video production house and a producer of interactive media products for corporate consumption. The refocus of Vistastream was predicated upon the Company's belief that the inability of broadband connectivity to reach anywhere near its predicted penetration levels in fiscal 2000 has rendered the medium an unattractive market for the Company to enter in the near future. It is the Company's intention to review Vistastream's expenses and, if possible, to further reduce Vistastream's expenses in an effort to bring it closer to profitability. The revenues of CareMart, Inc., another wholly-owned subsidiary of the Company which distributes home healthcare products and supplies over the Internet, ("CareMart"), consisted of $4,773 and $8,432 for the three and six months ended June 30, 2001, compared to $6,352 for the three months ended June 30, 2000. Since CareMart was acquired by the Company in April 2000, there is no comparable revenue period for the first three months in 2000. The Company believes that the cost of customer acquisition in the Internet market has proven to be a costly endeavor with generally poor results. Accordingly, due to the expense of obtaining Internet customers and the continued demise of many Internet retailers beginning in fiscal 2000 and continuing throughout the first half of 2001, the Company has decided that it will not make any significant capital expenditures in CareMart in the near future in an attempt to increase its market share. In addition, in the second quarter, the Company further reduced CareMart's operating expenses.

Gross profit for the three and six months ended June 30, 2001 was $18,010 and $84,529, respectively, versus $7,064 and $134,256 for the comparable periods in 2000. The increase in gross profit for the three months ended June 30, 2001 was due primarily to an increase in sales of higher margin productions. In the six months ended June 30, 2001, the Company's cost of operations increased due to the refocus of Vistastream. Since e resources has repositioned Vistastream as a producer of interactive media solutions, it has increased its reliance on outsourced production entities whose costs have become a component in Vistastream's cost of sales.

Operating expenses for the three and six month periods ended June 30, 2001 were $351,099 and $572,468, respectively, versus $437,182 and $593,000 for the comparable periods in 2000. The decrease in operating expenses over the same period in 2000 is primarily due to the refocus of Vistastream as a full-service production house and reductions in personnel and sales expenses. Vistastream incurred $55,414 and $109,197 in general administrative expenses for the three and six month periods ended June 30, 2001, and CareMart incurred $1,010 and $8,148 in general administrative expenses for the three and six month periods ended June 30, 2001.

Net loss for the three and six month period ended June 30, 2001 was $378,500 and $543,075, respectively, versus $435,654 and $469,905 for the comparable periods in 2000. Basic and diluted loss per share was ($.03) and ($.04) for the three and six month periods ended June 30, 2001. For the three and six month periods ended June 30, 2000, the comparable loss per share was ($.03) and ($.05), respectively.

Liquidity and Capital Requirements
----------------------------------

The Company had a net working capital deficit of approximately $403,745 at June 30, 2001. Cash consisted of $23,743 as of June 30, 2001. During the three months ended June 30, 2001, the Company recorded $14,467 in software development and $2,898 in miscellaneous expenses related to the development of the I'm On Air digital media product prototype. At this time, the Company anticipates that the development of the prototype software will cost approximately $22,000- $25,000 (inclusive of the $17,365 spent on software development in the second quarter of 2001). The Company also anticipates that it will need to purchase equipment to operate the I'm On Air product, at an approximate cost of $25,000, and that it will need additional working capital to fund miscellaneous expenses incurred in connection with the development of I'm On Air, which the Company currently estimates to be approximately $25,000 - $50,000. The Company is currently experiencing delays in obtaining the necessary equipment from the manufacturer for the I'm On Air prototype, and such delays, as well as any future delays, are anticipated to add to the cost of developing the I'm On Air prototype.

On May 8, 2001, e resources entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with AJW Partners, LLC and New Millennium Capital Partners II, LLC (collectively, the "Buyers") for the sale of 12% secured convertible debentures (the "Convertible Debentures"), in the principal amount of up to $600,000. The Convertible Debentures bear interest at 12% per annum, payable quarterly and are convertible into shares of the Company's common stock at the lower of 50% of the stock's market price (as defined in the Convertible Debenture) or $.03 per share, which in either case would be less than the stock's current trading price at the time of such conversion. This is referred to as a "beneficial conversion feature". In addition, the Securities Purchase Agreement provides for the sale to the Buyers of warrants to purchase up to 600,000 shares of the Company's common stock (the "Warrants") at a price per share equal to the lesser of $.025 or the market price (as defined in the Warrants).

On May 8, 2001, the Buyers purchased an aggregate of $300,000 in principal of Convertible Debentures, plus Warrants to acquire 300,000 shares of the Company's common stock. The proceeds from the sale to the Company were $300,000, less $49,000 in expenses. The Company recorded a discount to the Convertible Debentures of $190,000 for the value of the beneficial conversion feature and the Warrants. $31,000 of the discount was charged to interest expense in the three months ended June 30, 2001. The remaining discount will be charged to interest expense in the third quarter of 2001.

On August 1, 2001, the Buyers purchased, in the aggregate, an additional $300,000 in principal of Convertible Debentures, plus Warrants to acquire an additional 300,000 shares of the Company's common stock. The proceeds to the Company from the sale of the second series of Convertible Debentures and Warrants were $300,000, less $40,500 in expenses. Accordingly, the Buyers have purchased, in the aggregate, pursuant to the Securities Purchase Agreement, $600,000 in Convertible Debentures, plus Warrants to acquire an additional 600,000 shares of the Company's common stock. The net proceeds to the Company, after subtracting the aggregate expenses related to such sales, equal $510,500. The Buyers have no obligation to exercise the Warrants, and have no further obligation to purchase any additional Convertible Debentures or Warrants under the terms of the Securities Purchase Agreement.

In connection with the sale of the Convertible Debentures and the Warrants, the Company granted certain demand and piggyback registration rights to the Buyers, and agreed to prepare a registration statement registering the securities underlying the Convertible Debentures and the Warrants. The Company filed the registration statement with the SEC on June 13, 2001 and it became effective on June 28, 2001. In addition, the Company also agreed to grant a first priority security interest in substantially all the assets of the Company to secure the Company's obligations under the Convertible Debentures and the Warrants, and Christopher D. Curtis, Chief Executive Officer of the Company, agreed to personally guarantee the Company's obligations to the Buyers. Additional information regarding the terms and conditions of the sale are set forth in the following documents: the Securities Purchase Agreement, the form of Secured Convertible Debenture, the form of Stock Purchase Warrant, the Registration Rights Agreement, the Security Agreement, and the Guaranty and Pledge Agreement, all of which were filed with the SEC as exhibits to the Company's Current Report on Form 8-K dated May 14, 2001, and can be viewed on EDGAR. Additional information regarding the registration of the shares underlying the Convertible Debentures and the Warrants is contained in the Company's Registration Statement on Form SB-2, filed with the SEC on June 13, 2001, which can also be viewed on EDGAR.

Additionally, as part of the sale of the Convertible Debentures and Warrants, the Company agreed to offer any future offerings of its securities first to the Buyers, for a period beginning on May 8, 2001 and ending 120 days after the effective date of the Registration Statement (June 28, 2001).

Based on the Company's current plans, cash on hand and cash generated from operations is anticipated to be sufficient to fund our operations for at least two to four months from the date of our last financing (August 1, 2001). The Company's estimated capitalization needs have increased from its estimated capitalization needs in the first half of fiscal 2000, due primarily to an anticipated increase in expenses to develop the I'm On Air prototype. After this time, the Company will need to raise additional funds to continue development of the I'm On Air prototype, and to operate the Company's businesses, support expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies, and respond to unanticipated events. There can be no assurance that additional financing will be available when needed on favorable terms, or at all. If these funds are not available when needed by the Company, the Company may need to change its business strategy or reduce its operations.

In order to fund its capital requirements, the Company anticipates that it will seek financing through loans, and that it will consider additional sales of debt and equity interests in the Company or its subsidiaries to fund operations. Any new issuance of additional equity securities in the Company will dilute the ownership interest of our existing shareholders, and the issuance of additional debt securities may increase the perceived risk of investing in the Company.

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 1.      LEGAL PROCEEDINGS.
             -----------------

On January 29, 2001, the Company filed suit against Shields Publishing Group, Inc. ("SPG"), for breach of contract. The lawsuit is styled as e resources inc.
v. Shields Publishing Group, Inc., Cause No. 2001-50025-367 and is filed in the 367th Judicial District Court of Denton County, Texas. The Company had entered into an agreement with SPG on or about August 9, 2000 (the "SPG Agreement"), pursuant to which the Company engaged SPG to create and distribute an informative advertisement featuring the Company. Before SPG fully performed its obligations under the contract, it terminated the SPG Agreement claiming the Company had failed to make certain disclosures required pursuant to the SPG Agreement. The Company, in turn, filed suit against SPG seeking damages for breach of contract and a declaratory judgment that the Company did not breach the SPG Agreement. The Company sought to recover unspecified damages for SPG's breach of contract, and for attorney's fees in connection with the lawsuit.

On May 8, 2001, the court entered a default judgment in favor of e resources, and entered an order in favor of the Company in the amount of $300,000 plus attorneys' fees and costs. However, the default judgment could be overturned, and there is no assurance that the Company will be successful in recovering any of the money awarded to it pursuant to the order. To date, the Company has not recovered any money awarded to it under the default judgment.

ITEM 2.        CHANGES IN SECURITIES.
               ---------------------

On June 13, 2001, the Company filed a Registration Statement on Form SB-2 with the SEC as required by the Securities Purchase Agreement, pursuant to which the Buyers agreed to purchase up to $600,000 in Convertible Debentures, convertible into shares of the Company's common stock, and Warrants to purchase up to 600,000 shares of the Company's common stock. The Registration Statement was declared effective by the SEC on June 28, 2001.

On May 8, 2001, pursuant to the Securities Purchase Agreement, the Buyers purchased an aggregate of $300,000 in principal of Convertible Debentures, plus Warrants to acquire 300,000 shares of the Company's common stock. The proceeds from the sale to the Company were $300,000, less $49,000 in expenses. The securities were issued in reliance on federal exemptions from registration, including, but not limited to, Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act").

On August 1, 2001, the Buyers purchased, in the aggregate, an additional $300,000 in principal of Convertible Debentures, plus Warrants to acquire and additional 300,000 shares of the Company's common stock. The proceeds to the Company from the sale of the second series of Convertible Debentures and Warrants were $300,000, less $40,500 in expenses.

The Securities Purchase Agreement and the transactions contemplated thereby are described in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 7 of this Quarterly Report on Form 10-QSB. Additional information regarding the Securities Purchase Agreement and the transactions contemplated thereby is contained in the Company's Current Report on Form 8-K, filed with the SEC on May 14, 2001, and the attached exhibits. Additional information regarding the registration of the shares underlying the Convertible Debentures and the Warrants is contained in the Company's Registration Statement on Form SB-2, filed with the SEC on June 13, 2001. Both of these documents can be viewed on EDGAR.

On June 27, 2001, the Company issued 641,667 shares of common stock to Action Stocks, Inc. ("Action Stocks") and 25,000 shares of common stock to a principal of Actions Stocks, in connection with a services agreement entered into between the Company and Action Stocks on June 18, 2001, (the "Services Agreement") pursuant to which Action Stocks agreed to provide certain marketing and promotion services to the Company, including, without limitation, website marketing, promotional materials and a profile of the Company's on the Action Stocks' radio show. The shares were issued for services rendered. The shares were issued in reliance on federal exemptions from registration, including, but not limited to, Regulation D promulgated under the Securities Act. In addition to the shares issued, pursuant to the Services Agreement, the Company paid $5,000 in the second quarter of 2001 in partial payment of services rendered and to be rendered, and owes a second payment of $5,000 for services to be rendered in the third quarter of 2001. The term of the Services Agreement is six months.

On July 13, 2001, the Company issued 525,000 shares of its common stock to The NIR Group LLC ("NIR") in connection with a Consulting Agreement entered into between the Company and NIR on May 8, 2001 (the "Consulting Agreement"). The term of the Consulting Agreement is three months. Pursuant to the terms of the Consulting Agreement, NIR has provided the Company with certain consulting services and expertise, including assistance in formulating the Company's business strategy, and in structuring, arranging and negotiating agreements with third parties. The shares were issued for services rendered. The shares were issued in reliance on federal exemptions from registration, including, but not limited to, Regulation D promulgated under the Securities Act.

ITEM 5.        OTHER INFORMATION.
               -----------------

SUBSEQUENT EVENTS
-----------------

On July 12, 2001, the Buyers under the Securities Purchase Agreement (AJW Partners, LLC and New Millennium Capital Partners II, LLC) each elected to convert $6,250 in principal amount of Convertible Debentures into shares of the Company's common stock, pursuant to the terms of the Convertible Debentures. The Buyers were issued 210,438 shares each, at a conversion price of $0.0297 a share, respectively.

On July 19, 2001, the Buyers each elected to convert $2,564.38 in interest payable on the Convertible Debentures, due as of June 30, 2001, into shares of the Company's common stock, pursuant to the terms of the Convertible Debentures. The Buyers were issued 86,343 shares each, at a conversion price of $0.0297 a share, respectively.

On July 20, 2001, the Buyers each elected to convert $6,250 in principal amount of Convertible Debentures into shares of e resources common stock, pursuant to the terms of the Convertible

Debentures. The Buyers were issued 312,500 shares at a conversion price of $0.02 a share, respectively.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.
-------        ---------------------------------

Reports on Form 8-K filed during the quarter ended June 30, 2001:

In connection with the sale of the Convertible Debentures and the Warrants, as further described in Item 2 above, the Company filed a Current Report on Form 8-K dated May 14, 2001 with the SEC. Attached as exhibits to the Form 8-K were the following documents: the Securities Purchase Agreement, the form of Secured Convertible Debenture, the form of Stock Purchase Warrant, the Registration Rights Agreement, the Security Agreement, and the Guaranty and Pledge Agreement, all of which describe the terms and conditions of the sale of the Convertible Debentures and the Warrants.

Exhibits:

Exhibit Number   Description
--------------   -----------

3.1 Articles of Incorporation of the Company, filed with the State of Utah 3/08/87 (1).

3.2 Articles of Amendment to the Articles of Incorporation of the Company, filed with the State of Utah 2/03/95 (1).

3.3 Articles of Amendment to the Articles of Incorporation of the Company, filed with the State of Utah 6/09/99 (1).

3.4 Articles of Amendment to the Articles of Incorporation of the Company, filed with the State of Utah 2/07/00 (1).

3.5 Articles of Amendment to the Articles of Incorporation of the Company, filed with the State of Utah 3/24/00 (1).

3.6              Bylaws of the Company (1).

4.1              Securities Purchase Agreement, dated 5/08/01 (2).

4.2              Form of Secured Convertible Debenture, dated 5/08/01 (2).

4.3              Form of Stock Purchase Warrant, dated 5/08/01 (2).

4.3              Registration Rights Agreement, dated 5/08/01 (2).

4.4              Security Agreement, dated 5/08/01 (2).

4.5              Guaranty and Pledge Agreement, dated 5/08/01 (2).

10.1 Form of Executive Employment Agreement between the Company and each of Charles C. Cunningham and Christopher D. Curtis, dated as of 5/01/00 (3).

(1) Filed with the Company's Registration Statement on Form SB-2 dated June 13, 2001, and incorporated by reference herein.

(2) Filed with the Company's Current Report on Form 8-K dated May 14, 2001 and incorporated by reference herein.

(3) Filed with the Company's Quarterly Report on Form 10-QSB for the Third Quarter 2000 dated November 14, 2000 and incorporated by reference herein.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 13, 2001
                         By:/s/ Charles C. Cunningham
                            --------------------------------------------
                            Charles C. Cunningham
                            President and Treasurer
                            (Principal Financial Officer)

                         By:/s/ Christopher D. Curtis
                            -------------------------------------------------
                            Christopher D. Curtis
                            Chief Executive Officer and Secretary