Form 10QSB
period 2001-09-30
E RESOURCES INC
filed 2001-11-13
CIK 814070

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                             ----------------------

                                  FORM 10-QSB

   X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 -----
        ACT OF 1934 (THE "EXCHANGE ACT") FOR THE QUARTERLY PERIOD ENDED September 30, 2001

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
 -----
        FOR THE TRANSACTION PERIOD FROM____ TO ____.

                            -----------------------

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

     20,136,197shares of Common Stock, $.001 par value, outstanding as of
                               October 25, 2001.


Transitional Small Business Disclosure Format (Check One): Yes [___] No [_X_]
                                e resources inc

             Form 10-QSB for the Quarter ended September 30, 2001

                               Table of Contents
                               -----------------


                                                                               Page
                                                                               ----

     Forward Looking Statements                                                   2
Part I - Financial Information
     Item 1 - Financial Statements                                                3
     Item 2 - Management's Discussion and Analysis and Results of Operation       6

Part II - Other Information
     Item 1 - Legal Proceedings                                                  10
     Item 2 - Changes in Securities                                              10
     Item 3 - Defaults Upon Senior Securities                                   N/A
     Item 4 - Submission of Matters to a Vote of Security Holders               N/A
     Item 5 - Other Information                                                  12
     Item 6 - Exhibits and Reports on Form 8-K                                   12

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

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.      Financial Statements.
             --------------------

                          CONSOLIDATED BALANCE SHEET

                              September 30, 2001
                                  (Unaudited)

                                                ASSETS

CURRENT ASSETS:
 Cash                                                                                            $    16,514
 Note receivable                                                                                       1,250
 Accounts receivable                                                                                  21,540
                                                                                                 -----------
      Total current assets                                                                            39,304

PROPERTY AND EQUIPMENT, net                                                                          108,052

OTHER ASSETS                                                                                          42,521
                                                                                                 -----------

          Total assets                                                                           $   189,877
                                                                                                 ===========

                                   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                                                           $    99,288
 Unearned revenue                                                                                     16,941
 Notes payable to stockholders                                                                       672,500
 Notes payable                                                                                        37,500
                                                                                                 -----------
      Total current liabilities                                                                      826,229

NON-CURRENT LIABILITIES:
 Notes payable to stockholders                                                                       300,000
 Notes payable                                                                                        14,000
                                                                                                 -----------
      Total non-current liabilities                                                                  314,000

STOCKHOLDERS' DEFICIT:
 Common stock, $.001 par value, 250,000,000 shares authorized;
    18,886,135 shares issued and outstanding                                                          18,887
 Additional paid-in capital                                                                        2,039,083
 Accumulated deficit                                                                              (3,008,322)
                                                                                                 -----------
      Total stockholders' deficit                                                                   (950,352)
                                                                                                 -----------

          Total liabilities and stockholders' deficit                                            $   189,877
                                                                                                 ===========

              See notes to the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                For the Three Months Ended                         For the Nine Months Ended
                                                      September 30,                                       September 30,
                                             -----------------------------------              ------------------------------------
                                                2001                    2000                       2001                   2000
                                             -----------             -----------               -------------           -----------
                                             (Unaudited)             (Unaudited)                (Unaudited)            (Unaudited)
REVENUES:
 Production and video sales                  $    89,087             $   128,353                $   258,307            $   398,492
 Sales of medical supplies                         2,467                   7,235                     10,900                 13,587
                                             -----------             -----------                -----------            -----------
     Total                                        91,554                 135,588                    269,207                412,079

COST OF GOODS SOLD:
 Production and video                             23,511                  32,413                    109,244                169,533
 Medical supplies                                  1,935                   5,688                      8,491                 10,803
                                             -----------             -----------                -----------            -----------
     Total                                        25,446                  38,101                    117,735                180,336
                                             -----------             -----------                -----------            -----------

     Gross profit                                 66,108                  97,487                    151,472                231,743

OPERATING EXPENSES:
 General and administrative expense              211,324                 472,471                    921,319              1,031,907
 Depreciation and amortization                    11,418                  13,061                     38,614                 46,625
                                             -----------             -----------                -----------            -----------
     Total                                       222,742                 485,532                    959,933              1,078,532
                                             -----------             -----------                -----------            -----------

     Loss from operations                       (156,634)               (388,045)                  (808,461)              (846,789)

INTEREST INCOME (EXPENSE)                       (331,532)                 10,142                   (385,523)                (1,019)
                                             -----------             -----------                -----------            -----------

NET LOSS                                     $  (488,166)            $  (377,903)               $(1,193,984)           $  (847,808)
                                             ===========             ===========                ===========            ===========

NET LOSS PER SHARE (basic and
 diluted)                                    $      (.03)            $      (.03)               $      (.07)           $      (.07)
                                             ===========             ===========                ===========            ===========


WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                  17,751,787              14,528,968                 16,162,686             11,577,561
                                             ===========             ===========                ===========            ===========

              See notes to the consolidated financial statements.

                            STATEMENT OF CASH FLOWS

                                                                                  For the Nine Months Ended
                                                                                        September 30,
                                                                               ----------------------------------
                                                                                   2001                  2000
                                                                               ------------            ----------
                                                                                (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                       $(1,193,984)           $ (847,808)
 Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization                                                     38,614                46,625
   Common stock for services                                                         97,500                22,000
   Amortization of equity component of notes payable                                340,500                     -
   Writedown of investment                                                           37,500                     -
   Changes in operating assets and liabilities:
     Accounts and note receivable                                                    17,617               (25,963)
     Prepaid and other                                                              (17,407)              (82,843)
     Unearned revenues                                                               (4,309)               20,169
     Accounts payable and accrued expenses                                           39,431               (52,523)
   Other                                                                              1,052                     -
                                                                                -----------            ----------

          Net cash used by operating activities                                    (643,486)             (920,343)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase (Decrease) in other assets                                                      -               (50,000)
 Purchase of property and equipment                                                       -               (74,158)
                                                                                -----------            ----------

          Net cash used by investing activities                                           -              (124,158)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in notes payable                                               150,000              (258,731)
 Repayments on notes payable                                                        (90,000)                    -
 Sale of debentures, net                                                            600,000                     -
 Issuance of common stock for cash, net                                                   -             1,428,000
                                                                                -----------            ----------

          Net cash provided by financing activities                                 660,000             1,169,269

NET INCREASE IN CASH                                                                 16,514               124,768

CASH, beginning of period                                                                 -                 8,684
                                                                                -----------            ----------

CASH, end of period                                                             $    16,514            $  133,452
                                                                                ===========            ==========

              See notes to the consolidated financial statements.

1.   Organization and Basis of Presentation
     --------------------------------------

     Unaudited Information

     The consolidated balance sheet as of September 30, 2001 and the consolidated statements of operations for the three and nine-month periods ended September 30, 2001 and 2000 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) that are necessary to properly reflect the consolidated financial position of the Company as of September 30, 2001 and the results of operations for the three and nine-month periods ended September 30, 2001 and 2000.

     Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures provided are adequate to make the information presented not misleading. Interim-period results are not necessarily indicative of the results to be achieved for an entire year. These financial statements should be read in conjunction with the financial statements and notes to financial statements provided in the Company's December 31, 2000 Form 10-KSB.

2.   Debentures
     ----------

     In May 2001, the Company received $300,000 for convertible debentures due May 2002. In August 2001, the Company received an additional $300,000 for convertible debentures due August 2002. The debentures bear interest at a rate of 12% per annum, payable quarterly. The debentures may be converted into the Company's common stock at the lower of 50% of the stock's then-existing market price (as defined in the debentures) or $.03 per share. Since the debt can be converted into stock at less than market price, this is considered a "beneficial conversion feature." In addition, the Company issued the holders of the debentures warrants to purchase a total of 600,000 shares of common stock at the lesser of $.025 or the then-existing market price (as defined in the warrants). The Company recorded the estimated value of the beneficial conversion feature and warrants (total of $340,500) as a discount to the debt. Through September 30, 2001, the entire discount of $340,500 had been amortized to interest expense. In the quarter ended September 30, 2001, $37,500 of the debentures issued in May 2001, plus accrued interest were converted to 2,468,562 shares of common stock.

3.   Stock For Services
     ------------------

     During the nine months ended September 30, 2001 the company issued a total of 1,889,167 shares of common stock to various consultants in exchange for services. The total value of shares issued was recorded at $97,500, based on the market value of the company's stock on the date of the various agreements.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations.
          -----------------------

At this time, the Company has exhausted its cash. Until additional financing can be obtained, the Company will require shareholder loans and lines of credit to keep the Company in Business.

Revenues for the three and nine-month periods ended September 30, 2001 were $ 89,087 and $258,307, respectively, versus $128,353 and $ 398,492 for the comparable periods in 2000. The decrease for 2001 compared to 2000 is due to the decrease in scope of services of Vistastream inc, one of the Company's wholly-owned subsidiaries ("Vistastream") which provides a full-service video production house. During the fourth quarter ended December 31, 2000, Vistastream's sales efforts were refocused away from live event production, video streaming and other e-commerce related video production, and back to Vistastream's original operations as a full-service video production house and a producer of interactive media products for corporate consumption. The refocus of Vistastream was predicated upon the Company's belief that the inability of broadband connectivity to reach anywhere near its predicted penetration levels in fiscal 2000 has rendered the medium an unattractive market for the Company to enter in the near future. It is the Company's intention to review Vistastream's expenses and, if possible, to further reduce Vistastream's expenses in an effort to bring it closer to profitability. The revenues of CareMart, Inc., another wholly-owned subsidiary of the Company which distributes home healthcare products and supplies over the Internet, ("CareMart"), consisted of $2,467 and $10,900 for the three and nine months ended September 30, 2001, compared to $7,235 and $13,587 for the three and nine months ended September 30, 2000. Since CareMart was acquired by the Company in April 2000, there was no comparable revenue for the first three months in 2000. The Company believes that the cost of customer acquisition in the Internet market has proven to be a costly endeavor with generally poor results. Accordingly, due to the expense of obtaining Internet customers and the continued demise of many Internet retailers beginning in fiscal year 2000 and continuing throughout the first half of 2001, the Company has decided that it will not make any significant capital expenditures in CareMart in the near future in an attempt to increase its market share. In addition, in the third quarter, the Company further reduced CareMart's operating expenses.

Gross profit for the three and nine months ended September 30, 2001 was $66,108 and $151,472, respectively, versus $97,487 and $231,743 for the comparable periods in 2000. The decrease in gross profit for the three months ended September 30, 2001 was due primarily to a decrease in sales of higher margin productions. In the nine months ended September 30, 2001, the Company's cost of operations increased due to the refocus of Vistastream. Since e resources has repositioned Vistastream as a producer of interactive media solutions, it has increased its reliance on outsourced production entities whose costs have become a component in Vistastream's cost of sales.

Operating expenses for the three and nine-month periods ended September 30, 2001 were $222,742 and $959,933, respectively, versus $485,532 and $1,078,532 for the comparable periods in 2000. The decrease in operating expenses over the same period in 2000 is primarily due to the refocus of Vistastream as a full-service production house and reductions in personnel and sales expenses. Vistastream incurred $55,623 and $164,820 in general administrative expenses for the three and nine-month periods ended September 30, 2001, and CareMart incurred $1,281 and $9,429 in general administrative expenses for the three and nine-month periods ended September 30, 2001.

Net loss for the three and nine month period ended September 30, 2001 was $488,166 and $1,193,984, respectively, versus $377,903 and $847,808 for the comparable periods in 2000. The increase in the net loss over the same periods in 2000 were primarily a result of the increase in interest expenses due to the expense of the conversion of shares under the convertible debentures agreements of May 8, 2001 and August 1, 2001. Since the shares may be converted at a price less than the market, the company must record an expense for the effect of this beneficial conversion feature. Please see note 2 in the "NOTES TO THE FINANCIAL STATEMENTS" for a further discussion of the increase in interest expenses.
Basic and diluted loss per share was ($.03) and ($.07) for the three and nine month-periods ended September 30, 2001. For the three and nine-month periods ended September 30, 2000, the comparable loss per share was ($.03) and ($.07), respectively.

Liquidity and Capital Requirements
----------------------------------

The Company had a net working capital deficit of approximately $786,925 at September 30, 2001. Cash consisted of $16,514 as of September 30, 2001. During the nine months ended September 30, 2001, the Company recorded $21,700 in software development, $9,175 in equipment and $3,769 in miscellaneous expenses related to the development of the I'm On Air digital media product prototype.
At this time, the Company anticipates that the development of the prototype software will cost approximately $22,000-$25,000 (inclusive of the $25,469 spent on software development in the second and third quarters of 2001). The Company also anticipates that it will need to purchase equipment to operate the I'm On Air product, at an approximate cost of $25,000 (inclusive of the $9,175 spent on equipment in the third quarter of 2001). The Company will also need additional working capital to fund miscellaneous expenses incurred in connection with the development of I'm On Air, which the Company currently estimates to be approximately $25,000 - $50,000. The Company is currently experiencing testing delays with equipment that has recently been released to the market. This equipment is necessary for the I'm On Air prototype, and such delays, as well as any future delays, are anticipated to add to the cost of developing the I'm On Air prototype.

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

On August 1, 2001, the Buyers purchased, in the aggregate, an additional $300,000 in principal of Convertible Debentures, plus Warrants to acquire an additional 300,000 shares of the Company's common stock. The proceeds to the Company from the sale of the second series of Convertible Debentures and Warrants were $300,000, less $40,500 in expenses. Accordingly, the Buyers have purchased, in the aggregate, pursuant to the Securities Purchase Agreement, $600,000 in Convertible Debentures, plus Warrants to acquire an additional 600,000 shares of the Company's common stock. The net proceeds to the Company, after subtracting the aggregate expenses related to such sales, equal $510,500. The Company recorded a discount to the Convertible Debentures of $340,500 for the value of the beneficial conversion feature and the Warrants. $31,000 of the discount was charged to interest expense in the three months ended June 30, 2001. The remaining discount of $309,500 was charged to interest expense in the third quarter of 2001. The Buyers have no obligation to exercise the Warrants, and have no further obligation to purchase any additional Convertible Debentures or Warrants under the terms of the Securities Purchase Agreement.

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

The Company's estimated capitalization needs have increased from its estimated capitalization needs in the first half of fiscal 2000, due primarily to an anticipated increase in expenses to develop the I'm On Air prototype. At this time, however, the Company has exhausted its cash. Until additional financing can be obtained, the Company will require shareholder loans and lines of credit to keep the Company in business. The Company needs to raise additional funds to continue development of the I'm On Air prototype, and to operate the Company's businesses, support expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies, and respond to unanticipated events. There can be no assurance that additional financing will be available on favorable terms, or at all. If the Company cannot obtain additional financing, the Company may need to change its business strategy or reduce its operations.

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

On October 25, 2001, Vista Photographic and Video Group, Ltd., a now defunct Texas limited partnership, was served with a lawsuit filed by CIT Communications Finance Corp., a Delaware corporation, for amounts owed under a telephone equipment financing agreement. The claim is for $53,408.20 plus costs and attorneys' fees. A subsidiary of e resources may hold certain of the assets involved in this lawsuit.

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

On August 7, 2001, the Company issued 525,000 shares of its common stock to The NIR Group LLC ("NIR") in connection with a Consulting Agreement entered into between the Company and NIR on August 1, 2001 (the "Consulting Agreement"). The term of the Consulting Agreement is three months. Pursuant to the terms of the Consulting Agreement, NIR has provided the Company with certain consulting services and expertise, including assistance in formulating the Company's business strategy, and in structuring, arranging and negotiating agreements with third parties. The shares were issued in consideration for services rendered.

The shares were issued in reliance on federal exemptions from registration, including, but not limited to, Regulation D promulgated under the Securities Act.

Item 5.        Other Information.
               -----------------

Subsequent Events
-----------------

On October 1, 2001 the Buyers each elected to convert $3,125 in principal amount of Convertible Debentures into shares of e resources common stock, pursuant to the terms of the Convertible Debentures. The Buyers were issued 625,000 shares at a conversion price of $0.005 a share, respectively.

Item 6.        Exhibits and Reports on Form 8-K.
-------        ---------------------------------

Reports on Form 8-K filed during the quarter ended June 30, 2001:

No form 8-K reports were filed during the quarter for which this report is filed.


                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 14, 2001
                                   By:/s/ Charles C. Cunningham
                                      -----------------------------------------
                                      Charles C. Cunningham
                                      President and Treasurer
                                      (Principal Financial Officer)

                                   By:/s/ Christopher D. Curtis
                                      -----------------------------------------
                                      Christopher D. Curtis
                                      Chief Executive Officer and Secretary