Form 10KSB
period 2001-12-31
E RESOURCES INC
filed 2002-05-08
CIK 814070

SIC #4899

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________ to __________

                        Commission File Number 33-14065-D

                                 e resources inc
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

                (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (817) 491-8698

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year:  $311,624.

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2of the Exchange Act).

At April 29, 2002 the aggregate market value of the voting equity held by nonaffiliates was $85,325 (based on shares held by nonaffiliates multiplied by a bid price of $.005 per share). The registrant does not have any outstanding nonvoting equity securities.

At April 29, 2002, the Registrant had 25,238,451 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or
(c) under the Securities Act of 1933:

NONE.

Transitional Small Business Disclosure Format (check one) Yes __ No X__

TABLE OF CONTENTS                                                       PAGE

FORWARD LOOKING STATEMENTS ................................................4

PART I

ITEM 1.
DESCRIPTION OF BUSINESS ...................................................4

ITEM 2.
DESCRIPTION OF PROPERTIES.................................................11

ITEM 3.
LEGAL PROCEEDINGS.........................................................11

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................11

PART II

ITEM 5.
MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .................13

ITEM 6.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.................18

ITEM 7.
FINANCIAL STATEMENTS .....................................................20

ITEM 8.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ONACCOUNTING AND
FINANCIAL DISCLOSURE......................................................20

PART III

ITEM 9.
DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS........................20

ITEM 10.
EXECUTIVE COMPENSATION....................................................22

ITEM 11.
SECURITY OWNERSHIP OF OWNERS AND MANAGEMENT...............................25

ITEM 12.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...........................26
PART IV

ITEM 13.
EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K ...................27

                           Forward Looking Statements

This Annual Report on Form 10-KSB and other reports and statements filed by e resources inc, a Utah corporation ("e resources or the "Company") from time to time with the Securities and Exchange Commission (the "Commission") contain or may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and information that are based on the beliefs of the Company's management as well as estimates and assumptions made by, and the information currently available to, the Company's management. When used in Commission filings such as this Annual Report on Form 10-KSB, the words "anticipate", "believe", "estimate", "expect", "intend", "plan," and similar expressions, as they relate to the Company or the Company's management, identify these forward looking statements. All statements other than statements of historical facts contained or incorporated by reference herein, including statements regarding our future financial position and business strategy, are forward looking statements. We express our expectations, beliefs and projections in good faith and believe our expectations reflected in these forward looking statements are based on reasonable assumptions; however, we cannot assure you that these expectations, beliefs or projections will prove to have been correct. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's business strategy and general economic and market conditions, in addition to any uncertainties specifically identified in the text surrounding such statements and uncertainties with respect to changes or regulatory circumstances and conditions. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results may vary significantly from those anticipated, believed, estimated, expected, intended or planned.

Readers are referred to the caption "Risks Related to Our Company" appearing at the beginning of Item 1 of this Annual Report on Form 10-KSB immediately below, for additional factors that may affect our Company. In light of these risks, uncertainties and assumptions, the forward-looking events discussed or incorporated by reference herein might not occur. We take no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Risks Related to our Company

Readers are encouraged to thoroughly read this section, which discusses some of the material risks management believes are associated with an investment in the Company. The following risks are not inclusive of all risks which may be encountered by the Company.

Our subsidiaries have ceased operations.

In the first fiscal quarter of 2002, the Company ceased operations in all of its three subsidiaries due to a lack of funding to sustain operations. The Company does not intend to resume operations in its subsidiaries. The Company has sold certain video equipment used by one of its subsidiaries. The Company may seek shareholder approval to sell all or substantially all of the assets of the Company.

The Company has no revenues.

Because the Company has ceased operations in all of its subsidiaries, the subsidiaries currently do not produce any revenue. The Company is a holding company and currently does not produce any revenue. If the Company can obtain funding, it is management's intention to prepare it to become an acquisition target. Therefore, management believes that the Company will not produce any revenues and will only incur expenses for the foreseeable future. If we seek and obtain shareholder approval to sell all or substantially all of the assets of the Company, we intend to apply the proceeds of such sales to pay some of the Company expenses; however, we do not believe the amount of money generated from the sale of Company assets will be adequate to cover the Company's expenses.

We incurred significant losses in 2001.

We incurred significant operating losses in fiscal 2001, and we expect that we will continue to incur losses for the foreseeable future. The Company will continue to incur general and administrative expenses even without operations, which will place significant burdens on the Company. Without operations, we will be unable to generate any revenues and we will not be able to achieve and maintain profitability.

The Company has no funds to implement its plan.

If the Company obtains funding, it intends to market itself as a candidate for acquisition, possibly as a suitable reverse merger target. At the present, the Company has not entered into an agreement with any person to be acquired and the Company can make no assurances that it will be able to locate a suitable acquisition candidate. Even if such a candidate is found, the Company must obtain funding to negotiate and complete the acquisition of the Company, possibly through a reverse merger transaction. There is no assurance that the Company will be able to obtain such funding.

We will need to raise additional funds. These funds may not be available when we need them.

We do not have enough cash or other sources or funding to fund our Company. We need to raise funds to manage our Company, to pay our expenses, and to negotiate and complete an acquisition of the Company, possibly through a reverse merger transaction. There can be no assurance that financing will be available on favorable terms, or at all. Our subsidiaries have ceased operations, and if we do not obtain funding, the Company may cease to operate. If we issue equity securities to obtain such financing, the ownership interest of our shareholders will be diluted. The issuance of debt securities to obtain financing will increase the risk of investing in our Company.

The Company is currently inadequately capitalized.

As of May 8, 2001, the Company reserved 49,200,000 shares of common stock for conversion of certain convertible debentures and the exercise of warrants sold pursuant to a Securities Purchase Agreement dated May 8, 2001. Pursuant to a letter agreement dated March 29, 2002, the Company sold additional convertible debentures and warrants and agreed to reserve an additional 35,814,285 shares of common stock. For more information about these transactions, see "Recent Sales of Unregistered Securities" beginning on page 14 of this Form 10-KSB. The actual number of shares of Common Stock to be issued upon conversion of the debentures or exercise of the warrants fluctuates depending upon the market price of our common stock. Because the average trading price of the Company's Common Stock on the OTCBB has dropped substantially over fiscal year 2001, the Company does not have an adequate number of shares of common stock authorized by its Articles of Incorporation to issue, at current market prices, all of the shares to be issued pursuant to the convertible debentures and the warrants dated May 8, 2001 and July 30, 2001, and March 29, 2002, respectively. The Company would need to amend its Articles of Incorporation in order to increase its authorized capital stock, which requires shareholder approval.

The Company's shareholders face substantial future dilution.

In 2001 and in 2002, the Company sold certain convertible debentures and warrants to four accredited investors. For more information about these transactions, see "Recent Sales of Unregistered Securities" beginning on page 14 of this Form 10-KSB. 41,200,000 shares of common stock were registered with the Securities and Exchange Commission in 2001. The Company is required to register an additional 35,814,285 shares of common stock. Furthermore, because of fluctuations in market prices of the Company's common stock, the accredited investors may require the Company to register an indeterminate number of additional shares. Therefore, it is expected that the Company's shareholders will sustain substantial dilution as the convertible debentures are converted into, and the warrants are exercised for, shares of the Company's common stock, and such shares are sold on the market.

There are risks associated with our stock trading on the NASD OTC Bulletin Board rather than a National Exchange.

There are significant consequences associated with our common stock trading on the NASD OTC Bulletin Board rather than a national exchange. The effects of not being able to list our securities on a national exchange include limited release of the market prices of our securities, limited coverage of the Company, and volatility of our stock prices due to low trading volume. The foregoing factors may limit our ability to issue additional securities or to secure financing.

Business of Issuer

 During fiscal year 2001, e resources was engaged primarily in operation of its three wholly-owned subsidiaries, with a focus on the creation and development of innovative marketing, media and communications solutions. In the first quarter of 2002, the Company's three subsidiaries, CareMart, Inc. ("CareMart"), Vistastream inc.
("Vistastream"), and I'm On Air, Inc. ("IOA"), ceased operations.

In 2001, our Company operated in the technology sector. 2001 was a difficult year for businesses in the technology sector, as markets continued the decline that began in 2000 and investors continued to turn away from technology-based businesses. The continuing decline in the technology sector through the year deeply impacted our ability to implement our business plan and to raise funds for Company operations. In the first quarter of 2002, operations in the Company's subsidiaries were ceased due to the Company's lack of working capital combined with its inability to secure additional funding to sustain it subsidiaries

In the first quarter of 2002, the Company sold certain equipment used by Vistastream and applied the proceeds of such sale to pay some of the Company's outstanding debts. The Company may seek shareholder approval to sell all or substantially all of the assets of the Company, including the assets of CareMart and I'm On Air, and if such assets are sold, it intends to apply such proceeds to pay outstanding Company debts. The assets of CareMart may have little or no value.

In fiscal 2001, two of the Company's subsidiaries, Vistastream and CareMart, had existing operations, while its third subsidiary, IOA, was engaged primarily in research and development. Vistastream operated as a full-service video production house, as well as a producer, aggregator and broadcaster of streaming media programming for the Internet. CareMart operated as a value-added re-seller for a diverse line of health care products, and as a marketer and distributor of health care supplies for individual and institutional consumption. CareMart's products were marketed and sold primarily through the Internet, however, CareMart's web site was taken down on March 31, 2002. IOA was involved in the research and development of a communication and marketing system based on a proprietary digital media platform.

CareMart

In fiscal 2001, CareMart marketed its products to the health-care providers and caregivers of people suffering from reduced or impaired mobility and self-care limitations due to age, injuries or disease. CareMart's products were marketed and sold primarily through its web site. CareMart operated in the home medical equipment ("HME") distribution market, which includes home health care products, physical rehabilitation products and other disposable and non-disposable products used for the recovery and long-term care of patients. In 2001 there were an estimated 10,000 HME dealers in the United States, where CareMart operated its business. CareMart's competitors in the HME distribution market included independent HME dealers, medical/surgical distributors, and home health agencies and providers which deliver HME products to patients bundled with nursing services. In addition, many of the estimated 10,000 HME companies have established a web presence that competed directly with CareMart for Internet sales.

Throughout its operations, CareMart did not spend substantial capital on marketing its web site presence. The majority of the Company's customers located its web site through online searches or by word of mouth. CareMart did not have a large concentration of its sales dependent on one customer or a group of customers. CareMart is not a Part B Medicare supplier, and therefore was not subject to government regulation on its pricing or on its payment for its product offerings.

Vistastream

In fiscal 2001, Vistastream operated as a full-service video production house, as well as a producer, aggregator and broadcaster of streaming media programming for the Internet. Vistastream's products consisted of complete line video and audio solutions for corporate consumption, including script to screen production, editing and video duplication. Vistastream also produced interactive digital media.

Vistastream's services were marketed by targeted advertising in regional business journals. Vistastream utilizes a small sales force to handle the leads generated by the advertising. The majority of Vistastream's competitors were independent producers that out-source their production and post-production needs. Vistastream marketed its services to corporations that have audio and video presentation needs. Vistastream did not have a single customer or group of customers that account for a large percentage or a material amount of revenue.

I'm On Air

In January 2001, the Company began research and development of IOA, a communication and marketing system based on a proprietary digital media platform. IOA was intended to be a promotion based sales and marketing tool that could advance brand awareness and create sales and promotional opportunities for its customers. IOA remained in the research and development phase throughout 2001 and never began operations.

Intellectual Property

The Company has registered the I'm On Air name and logo with the United States Patent and Trademark Office.

Research and Development

The Company invested resources in the research and development of IOA in 2001. The Company spent $42,544 to create a prototype of the IOA product. Because IOA never commenced operations, none of these research and development costs were passed on to the Company's customers.

Environmental Laws

Due to the nature of its business, in fiscal 2001, the Company did not expend a material amount of funds on compliance with environmental laws.

Employees

As of December 31, 2001, the Company employed four full-time employees. As of April 29, 2002, the Company employed two full-time employees and no part-time employees. None of the Company's employees are represented by labor unions. The Company considers its relations with its employees to be good.

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

During fiscal year 2000, e resources inc was engaged primarily in operation of its three wholly-owned subsidiaries, Vistastream inc, CareMart, Inc., and eGROW, inc., all Delaware corporations. Vistastream operated as a full-service video production house, as well as a producer, aggregator and broadcaster of streaming media programming for the Internet. CareMart operated as a value-added re-seller for a diverse line of health care products, and as a marketer and distributor of health care supplies for individual and institutional consumption. CareMart's products were marketed and sold primarily through the internet. The Company intended to operate eGROW as a for-profit business incubator which would develop, invest and direct the business strategy of a network of companies with Internet, Intranet and electronic commerce based applications.

After sustaining significant losses for fiscal year 2000, the Company refined its business strategy in 2001. The Company repositioned Vistastream to focus on video production, abandoned the eGROW business incubator, continued CartMart operations, and altered the Company's business model to focus on the creation and development of innovative marketing, media and communications solutions. In January 2001, the Company began development of IOA, a communication and marketing system based on a proprietary digital media platform. IOA was planned as a marketing tool that could advance brand awareness and create sales and promotional opportunities for its customers. Despite the Company's efforts, CareMart and Vistastream, the Company's two operating subsidiaries in fiscal 2001, continued to incur losses. IOA was in the research and development stage in fiscal 2001 and also incurred losses.

Events Subsequent to the Company's Fiscal Year End

In the first quarter of 2002, the Company's three subsidiaries, CareMart, Vistastream and IOA, ceased operations. Operations in the Company's subsidiaries were ceased due to the Company's lack of working capital combined with its inability to secure additional funding to sustain its subsidiaries.

On January 28, 2002, Chris Curtis on behalf of the Company entered into a letter agreement with Doug Via, a former employee of the Company, to sell certain video equipment used by Vistastream to Mr. Via. The purchase price paid to the Company for the equipment was $22,000 in cash. The net book value of the assets sold was $49,725. Mr. Via was employed by the Company as general manager of Vistastream from November 1, 2001 until January 18, 2002, when he was laid off by the Company. The proceeds of the equipment sold by the Company was applied towards payment of the Company's expenses.

 The Company may seek shareholder approval to sell all or substantially all of the assets of the Company, including the assets of CareMart and IOA, and in such event, intends to apply the proceeds to the Company's expenses.

On April 8, 2002, the Company received $50,000 in cash (less $10,000 in expenses) in connection with the sale of convertible debentures and warrants to four accredited investors. This transaction is described in "Recent Sales of Unregistered Securities," beginning on page 14 of this Form 10-KSB. The Company intends to use the proceeds of this funding to pay expenses incurred in connection with complying with its reporting requirements under the Securities Exchange Act of 1934 (the "Exchange Act").

ITEM 2. DESCRIPTION OF PROPERTIES

     (a) Principal Plants and Properties of the Company

Beginning February 1, 2000, the Company leased 2,100 square feet of office and edit space at 2155 Chenault, Suite 310, in Dallas, Texas to house Vistastream's sales and production operations under a lease that expires on January 31, 2003. In the first quarter of 2002, the Company closed the Vistastream office and no longer occupies the property. The Company has not paid the rent on this office space, in the amount of $2,153.40 per month, for December 2001 and January, February, March, April and May of 2002. In February of 2000, the Company leased 1,400 square feet of office space at 304 North U.S. Highway 377 in Roanoke, Texas to locate e resources' corporate offices on a month-to-month basis. The rent is $1,400 per month. The Company continues to operate out of the Roanoke location. The Roanoke property is in good condition and is adequate for its current use. The Company owns no real property.

ITEM 3. LEGAL PROCEEDINGS

On January 29, 2001, the Company filed suit against Shields Publishing
Group, Inc. ("SPG"), for breach of contract. The lawsuit is styled as e resources inc. v. Shields Publishing Group, Inc., Cause No. 2001-50025-367 and is filed in the 367th Judicial District Court of Denton County, Texas.

On May 8th, 2001, the court entered a default judgment in favor of e resources, and entered an order in favor of the Company in the amount of $300,000 plus attorneys' fees and costs. However, the default judgment could be overturned, and the Company has not been successful in recovering any money under the default judgment.

On October 25, 2001, Vista Photographic and Video Group, Ltd., a now defunct Texas limited partnership, was served with a lawsuit filed by CIT Communications Finance Corp., a Delaware corporation, for amounts owed under a telephone equipment financing agreement. The lawsuit is styled Docket No. MRS-L-23-82-01, CIT Communications Finance Corporation v. Vista Photographic and Video Group, and is pending before the Superior Court of New Jersey, Law Division, Morris County. The claim is for $53,408.20 plus costs and attorneys' fees. A default judgment in the foregoing amount was granted on March 8, 2002 or have held against Vista Photographic and Video Group. A subsidiary of the Company may have held certain of the assets involved in this lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 11, 2001, the Company's annual meeting of shareholders was held. After it was determined that a quorum of the shareholders was established, at the meeting, the following matters were considered and voted upon by the shareholders:

(1) Christopher D. Curtis, Charles C. Cunningham, and Robert L.
Matzig were elected as members of the Board of Directors. The number of votes for, against, and abstentions or broker non-votes for each of the directors is noted below:

Director                   votes for        votes against       Abstention/Broker non-votes
--------                   ---------        -------------       ---------------------------
Christopher D. Curtis      9,859,528                0                       0
Charles C. Cunningham      9,859,528                0                       0
Robert L. Matzig           9,859,528                0                       0

(2) The e resources inc Stock Option Plan (2001) was approved (the "Plan"). The Plan sets aside 10,000,000 shares of the Company's common stock for officers, directors, key employees and consultants of the Company. The number of votes for, against, and abstentions or broker non-votes with respect to the Plan is noted below:

Stock Option Plan (2001)   votes for        votes against       Abstention/Broker non-votes
------------------------   ---------        -------------       ---------------------------
                           9,859,528                0                      0


(3) The Amended and Restated Bylaws of the Company (the "Bylaws") were approved. The number of votes for, against, and abstentions or broker non-votes with respect to the Bylaws is noted below:

Bylaws            votes for         votes against          Abstention/Broker non-votes
------            ---------         -------------          ---------------------------
                  9,859,528                0                                 0

(4) A proposal to approve and ratify the appointment of Hein + Associates LLP as the Company's independent public accountants for the 2001 fiscal year.

The number of votes for, against, and abstentions or broker non-votes with respect to the appointment of Hein + Associates LLP is noted below:

Appointment of Accountants votes for        votes against     Abstention/Broker non-votes
-------------------------- ---------        -------------     ---------------------------
                           9,859,528              0                         0

Each of the foregoing matters was approved by (i) 100% percent of the voting shares held by shareholders present at the annual meeting in person or by proxy, and (ii) 67% of the shares held by shareholders entitled to vote at the annual meeting as of June 22, 2001, the record date.

                                     Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock, par value $.001 per share, is traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol "EGRO." From the formation of the corporation that has now become e resources until December 1994, there was no "established trading market" for shares of the Company's common stock.

The following table sets forth, for the respective periods indicated, the prices for the Company's common stock in the over-the-counter market as reported by the NASD's OTC Bulletin Board. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

At April 29, 2002, the Company's common stock was quoted on the OTC Bulletin Board at a bid and asked price of $0.005 and $0.005, respectively.

Fiscal Year Ending December 31, 2000        High Bid(1)       Low Bid(1)
------------------------------------------------------------------------

First Quarter                               $17.00            $0.50
Second Quarter                              $ 4.50            $0.78
Third Quarter                               $ 1.09            $0.38
Fourth Quarter                              $ 0.55            $0.13

Fiscal Year Ending December 31, 2001        High Bid Low Bid

First Quarter                                $0.13           $0.06
Second Quarter                               $0.12           $0.045
Third Quarter                                $1.00           $0.006
Fourth Quarter                               $0.06           $0.005

(1) In determining the high and low bid and asked prices, e resources' management relied upon generally available charting services.

Dividends

Since its inception, the Company has not paid any dividends on its common stock. The Company has ceased operations in all of its subsidiaries and therefore has no current source of revenue. The Company does not anticipate that it will pay dividends in the foreseeable future. At April 29, 2002, the Company had approximately 275 shareholders of record based on information provided by the Company's transfer agent.

Recent Sales of Unregistered Securities

On January 27, 2000, the Company's shareholders ratified a Contribution Agreement entered into January 3, 2000 (the "Contribution Agreement"), between the Company and Vista Photographic & Video Group, Ltd, a Texas limited partnership ("Vista"), which provided for the issuance of shares of the Company's common stock to the partners of Vista, in an aggregate amount representing 25% of the Company's issued and outstanding shares on a fully diluted basis after giving effect to a private placement of the Company's common stock for the purpose of funding Vista's business operations. In February 2000, the Company (then Dryden Industries, Inc.) sold 14,280,000 shares of its common stock to approximately 10 investors for aggregate proceeds of $1,428,000 and issued Vista's partners 46,630,863 shares of the Company's common stock. An additional 3,246,000 shares were issued to an affiliate of the Company as a bonus for completing the acquisition transaction. The securities were issued in reliance on federal exemptions from registration, including, but not limited to,
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act.")

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

On May 8, 2001, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with AJW Partners, LLC and New Millennium Capital Partners II, LLC (collectively, the "Buyers") for the sale of 12% secured convertible debentures, in the principal amount of up to $600,000. The convertible debentures are convertible into shares of the Company's common stock. In addition, the Securities Purchase Agreement provides for the sale to the Buyers of warrants to purchase up to 600,000 shares of the Company's common stock at a price per share that fluctuates depending on the current market price. On May 8, 2001, the Buyers purchased an aggregate of $300,000 in principal of convertible debentures, plus warrants to acquire 300,000 shares of the Company's common stock. The proceeds from the sale to the Company were $300,000, less $49,000 in expenses. The securities were issued in reliance on federal exemptions from registration, including, but not limited to, Regulation D promulgated under the Securities Act.

The convertible debentures are described above convertible into shares of the Company's common stock at the Conversion Price, which is equal to the lesser of
(i) 50%, multiplied by the average of the lowest three trading prices for the Company's Common Stock during the 20 trading days immediately prior to the notice of conversion, and (ii) $.03. The warrants are exercisable at an exercise price per share equal to the lesser of (i) $.025 and (ii) the average of lowest three trading prices for the Company's common stock during the 20 trading days immediately prior to exercise. The warrants expire on May 8, 2004.

In connection with the sale of the convertible debentures and the warrants, we granted certain demand and piggyback registration rights to the Buyers, and agreed to prepare a registration statement registering the securities underlying the convertible debentures and the warrants. In addition, the Company granted a first priority security interest in substantially all the assets of the Company to secure its obligations under the convertible debentures and the warrants. Christopher D. Curtis, the Company's Chief Executive Officer, agreed to personally guarantee the Company's obligations to the Buyers.

The terms and conditions of the sale are set forth in the following documents: the Securities Purchase Agreement, the form of Secured Convertible Debenture, the form of Stock Purchase Warrant, the Registration Rights Agreement, the Security Agreement, and the Guaranty and Pledge Agreement, all of which were filed with the Commission as exhibits to the Company's with the Commission Current Report on Form 8-K dated May 14, 2001, and can be viewed on EDGAR.

On June 13, 2001, the Company filed a registration statement on Form SB-2 as required by the Securities Purchase Agreement. The registration statement was declared effective by the SEC on June 28, 2001. Additional information regarding the registration of the shares underlying the convertible debentures and the warrants are contained in the Company's registration statement on Form SB-2, filed with the Commission on June 13, 2001.

On July 30, 2001, the Buyers purchased, in the aggregate, an additional $300,000 in principal of convertible debentures, plus warrants to acquire and additional 300,000 shares of the Company's common stock. These sales were pursuant to the terms of the Securities Purchase Agreement. The proceeds to the Company from the sale of the second series of convertible debentures and warrants were $300,000, less $40,500 in expenses. The securities were issued in reliance on federal exemptions from registration, including, but not limited to, Regulation D promulgated under the Securities Act. The convertible debentures are convertible into shares of the

Company's common stock on the same terms as the convertible debentures dated May 8, 2001. The warrants are exercisable on the same terms as the warrant's issued May 8, 2001 and expire on July 30, 2004.

On June 27, 2001, the Company issued 641,667 shares of common stock to Action Stocks, Inc. ("Action Stocks") and 25,000 shares of common stock to a principal of Actions Stocks, in connection with a services agreement entered into between the Company and Action Stocks on June 18, 2001, pursuant to which Action Stocks agreed to provide certain marketing and promotion services to the Company, including, without limitation, website marketing, promotional materials and a profile of the Company's on the Action Stocks' radio show. The shares were issued for services rendered. The shares were issued in reliance on federal exemptions from registration, including, but not limited to, Regulation D promulgated under the Securities Act. In addition to the shares issued, the Company paid $5,000 in the second quarter of 2001 in partial payment of services rendered and to be rendered, and owes a second payment of $5,000 for services to be rendered in the third quarter of 2001. The term of this agreement was six months.

On July 13, 2001, the Company issued 525,000 shares of its common stock to The NIR Group LLC ("NIR") in connection with a consulting agreement entered into between the Company and NIR on May 8, 2001 (the "Consulting Agreement"). The term of this agreement was three months. Pursuant to the terms of the agreement, NIR provided the Company with certain consulting services and expertise, including assistance in formulating the Company's business strategy, and in structuring, arranging and negotiating agreements with third parties. The shares were issued for services rendered. The shares were issued in reliance on federal exemptions from registration, including, but not limited to, Regulation D promulgated under the Securities Act.

On August 7, 2001, the Company issued 525,000 shares of its common stock NIR in connection with a second consulting agreement entered into between the Company and NIR on August 1, 2001. The term of this agreement was three months. Pursuant to the terms of this agreement, NIR has provided the Company with certain consulting services and expertise, including assistance in formulating the Company's business strategy, and in structuring, arranging and negotiating agreements with third parties. The shares were issued for services rendered. The shares were issued in reliance on federal exemptions from registration, including, but not limited to, Regulation D promulgated under the Securities Act.

On July 12, 2001, the Buyers under the Securities Purchase Agreement (AJW Partners, LLC and New Millennium Capital Partners II, LLC) each elected to convert $6,250 in principal amount of convertible debentures into shares of the Company's common stock. The Buyers were issued 210,438 shares each, at a conversion price of $0.0297 a share, respectively.

On July 19, 2001, the Buyers each elected to convert $2,564.38 in interest payable on the convertible debentures, due as of June 30, 2001, into shares of the Company's common stock. The Buyers were issued 86,343 shares each, at a conversion price of $0.0297 a share, respectively.

On July 20, 2001, the Buyers each elected to convert $6,250 in principal amount of convertible debentures into shares of e resources common stock. The Buyers were issued 312,500 shares at a conversion price of $0.02 a share, respectively.

On August 14, 2001 the Buyers each elected to convert $6,250 in principal amount of convertible debentures into shares of e resources common stock. The Buyers were issued 625,000 shares at a conversion price of $0.01 a share, respectively.

On October 1, 2001 the Buyers each elected to convert $3,125 in principal amount of convertible debentures into shares of e resources common stock. The Buyers were issued 625,000 shares at a conversion price of $0.005 a share, respectively.

On November 8, 2001 the Buyers each elected to convert $1,200 in principal amount of convertible debentures into shares of e resources common stock. The Buyers were issued 413,794 shares at a conversion price of $0.0029 a share, respectively.

On November 21, 2001 the Buyers each elected to convert $1,200 in principal amount of convertible debentures into shares of e resources common stock. The Buyers were issued 413,794 shares at a conversion price of $0.0029 a share, respectively.

On December 28, 2001 the Buyers each elected to convert $1,200 in principal amount of convertible debentures into shares of e resources common stock. The Buyers were issued 461,539 shares at a conversion price of $0.0026 a share, respectively.

On December 31, 2001 the Buyers each elected to convert $1,911 in interest on the principal amount of convertible debentures into shares of e resources common stock. The Buyers were issued 637,000 shares at a conversion price of $0.003 a share, respectively.

On February 20, 2002 the Buyers each elected to convert $1,875 in principal amount of convertible debentures into shares of e resources common stock. The Buyers were issued 625,000 shares at a conversion price of $0.003 a share, respectively.

On March 29, 2002, the Company entered into a Letter Agreement (the "Letter Agreement") with AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, Ltd., and Pegasus Capital Partners, LLC (collectively, the "New Buyers" for the sale of 12% secured convertible debentures, in the principal amount of up to $50,000, and warrants to purchase up to 50,000 shares of the Company's common stock at a price per share that fluctuates depending on the current market price. The sale of these Convertible Debentures and warrants are subject to the terms of the Securities Purchase Agreement dated May 8, 2001 among the Company and two of the Buyers. The proceeds from the sale to the Company of $50,000 less $10,000 in expenses, were received by the Company on April 8, 2002. As part of the sale, the Company agreed to offer any future offerings of our securities first to the New Buyers, for a period beginning on March 29, 2002 and ending 120 days after the effective date of the filing of a registration statement registering the shares of common stock underlying the new convertible debentures and the warrants. The securities were issued in reliance on federal exemptions from registration, including, but not limited to, Regulation D promulgated under the Securities Act.

The convertible debentures are convertible into shares of the Company's common stock at the Conversion Price, which is equal to the lesser of (i) 50%, multiplied by the average of the lowest three trading prices for the Company's common stock during the 20 trading days immediately prior to the notice of conversion, and (ii) $.0057. The warrants are exercisable at an exercise price per share equal to the lesser of (i) $.0028 and (ii) the average of lowest three trading prices for the Company's common stock during the 20 trading days immediately prior to exercise. The warrants expire on March 29, 2005.

In connection with the sale of the convertible debentures and the warrants, the Company granted certain demand and piggyback registration rights to the Buyers, and agreed to prepare a registration statement registering the securities underlying the convertible debentures and the warrants. In addition, we granted a first priority security interest in substantially all the assets of the Company to secure our obligations under the convertible debentures and the warrants. The terms and conditions of the sale are set forth in the following documents: the Letter Agreement, the form of Secured Convertible Debenture, the form of Stock Purchase Warrant, and the Security Agreement, all of which are filed with the Commission as exhibits to this Annual Report on Form 10-KSB.

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

     (a) Plan of Operations

Management believes that the Company's consolidated net loss for the year ended December 31, 2001 was primarily due to the Company's inability to raise the necessary capital to implement its business plan, which involved shifting Vistastream into a producer of media and communication solutions and developing IOA as innovative communication and marketing system. Throughout fiscal year 2001, the Company was attempting to reposition Vistastream and develop IOA; however, without significant resources and working capital, its efforts failed. Currently, operations in the Company's subsidiaries have ceased and the Company has no working capital and no prospects to raise any additional funding for operations.

In 2001, e resources shifted its focus to marketing, media and communications solutions and attempted to reposition Vistastream from a producer, aggregator and broadcaster of streaming media programming for the Internet to a producer of marketing and new media solutions for corporate consumption and to develop IOA, an innovative communication and marketing system based on a proprietary digital medial platform.

     (b) Financial Condition and Results of Operations

Results of Operations

The Company ceased all operations in January 2002. In accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Discontinued Events and Extraordinary Items, and Emerging Issues Task Force Statement No. 95-18, Accounting and Reporting for a Discontinued Business Segment, the Company has presented the operating results for the 2000 and 2001 years in one line item as Loss from Operations of Discontinued Divisions. This loss increased from $1,359,557 in 2000 to $1,742,599 in 2001. The increase in the loss is primarily because sales in 2001 were approximately $162,000 less than in 2000 and significant financing costs were incurred in 2001 in connection with the $600,000 of convertible debentures. In addition, the estimated loss on disposal of discontinued divisions of $149,540 has been accrued as of December 31, 2001.

Liquidity and Capital Requirements

The Company had a net working capital deficit of $1,239,962 at December 31, 2001. The Company did not acquire any assets in 2001. During 2001, the Company issued 1,879,167 shares of common stock in exchange for services and 7,570,816 shares of common stock for the conversion of debentures.

Management has exhausted all of its cash. The Company has been unable to obtain addition funding through shareholder loans or other financing vehicles, so therefore the Company had no other alternative but to cease all operations in the first quarter of 2002.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth as of April 29, 2002, the name, age, and position of each executive officer and director and the term of office for each director of the Company.

---------------------------- ------------------------ -------------------------------------- -------------------------
           Name                        Age                          Position                      Director Since
---------------------------- ------------------------ -------------------------------------- -------------------------
     Robert L. Matzig                  45                Chairman of the Board/Director           December 1995
---------------------------- ------------------------ -------------------------------------- -------------------------
   Christopher D. Curtis               40                    CEO/Secretary/Director               February 2000
---------------------------- ------------------------ -------------------------------------- -------------------------
   Charles C. Cunningham               43                President/Treasurer/Director(1)            April 2000
---------------------------- ------------------------ -------------------------------------- -------------------------

     (1) Mr. Cunningham has informed the Board that he intends to resign as President and Treasure of the Company following the filing of this Form 10-KSB.

Biographical Information

Set forth below is certain biographical information for each of the Company's officers and directors:

Robert L. Matzig. Mr. Matzig currently serves as a director of the Company and as Chairman of the Board. Mr. Matzig was re-elected to the Board on July 11, 2001 at the Company's annual meeting of shareholders, to serve for a one-year term. His professional career began with Lacerte Software Corporation, in direct sales of software products. He worked for three years with Arthur Andersen & Company managing a direct sales force selling software products to nationwide tax professionals. He held similar positions with Accountants
Micro Systems, Inc. and SCS/Compute, before joining Rosenthal Collins Group in 1993 to work with client development and marketing programs for commodity traders and managed accounts. Mr. Matzig joined the Company (then Dryden Industries, Inc.) in September 1995, and was appointed to the positions of President and Chief Executive Officer in December 1995. Mr. Matzig served as Chief Executive Officer until February 2000, and as President until April 2000, when those offices were filled by Mr. Curtis and Mr. Cunningham, respectively. Mr. Matzig is a 1979 graduate of Texas Christian University.

Christopher D. Curtis. Mr. Curtis currently serves as a director, Chief Executive Officer and Secretary of the Company. Mr. Curtis was re-elected to the Board on July 11, 2001 at the Company's annual meeting of shareholders, to serve for a one-year term. Mr. Curtis is the founder and Chairman of Vista, the predecessor company to Vistastream. Mr. Curtis became a director in February 2000 pursuant to the contribution of Vista interests to the Company, and became Chief Executive Officer and Secretary of the Company in April 2000 pursuant to the Merger Agreement between the Company and CareMart, Inc. From 1995 to 1998,
Mr. Curtis served as President of ScreenWorks, a provider of mobile stadium-sized video screens and programming for special events in the world. Mr. Curtis remains a paid consultant for ScreenWorks. Mr. Curtis is a member of the Board of Directors of CompTech Sales Inc. He is also a partner in KKC Properties, a commercial real estate development company and an investor in Hook Partners III and Hook Communications Partners, two funds that specialize in venture capital investments. Mr. Curtis is a 1983 graduate of Texas Christian University with a Bachelor of Science degree in Journalism with an emphasis in Advertising/Public Relations.

Charles C. Cunningham. Mr. Cunningham currently serves as a director, President and Treasurer of the Company. Mr. Cunningham has informed the Board that he intends to resign as President and Treasurer of the Company following the filing of this 10-KSB. Mr. Cunningham was re-elected to the Board on July 11, 2001 at the Company's annual meeting of shareholders, to serve for a one-year term. Mr. Cunningham became a director, President and Treasurer of the Company in April, 2000 pursuant to the Merger Agreement between the Company and CareMart, Inc. Founded in 1998 by Mr. Cunningham, CareMart was an online niche marketer and distributor of home healthcare products and supplies for general and institutional consumption. Prior to founding CareMart, Mr. Cunningham served as an Investment Banker and Financial Analyst for Buis & Co., specializing in mergers and acquisitions and corporate valuations. Before joining Buis & Co., Mr. Cunningham was a cofounder of and served as Vice President and Chief Financial Officer for the site management firm, NatureScapes. Mr. Cunningham was formerly employed by the American Broadcasting Company ("ABC") as an executive responsible for the casting of potential programs to join the prime-time programming slate. Mr. Cunningham also serves on the Board of Directors of Cunningham & Cunningham Investment Company, an investment company that manages a privately owned stock portfolio. He is a financial principal for the Company and is a licensed broker in good standing, holding a series seven and a series 24 License. In 1982, Mr. Cunningham graduated with honors from Texas Christian University with a Bachelor of Business Degree. In addition to his undergraduate degree, he holds a Masters of Business Administration Degree from Baylor University.

None of the officers or directors of the Company had directorships of any other public companies. None of the officers or directors is personally involved in any legal proceedings. Each director serves until the next annual meeting of the shareholders and until his successor is elected and qualified or until his death, resignation or removal.

Compliance with Section 16(a) of the Exchange Act

The Company has no class of equity securities registered pursuant to
Section 12 of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's executive officers:

                                                        SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------------------
                                             Annual Compensation                       Long Term Compensation

         Name                                                                                                       All Other
and Principal Position   Year                                                                                     Compensation
----------------------- ------ -------------------------------------- ------------------------------ ------------ --------------
                                                                                 Awards               Payments
----------------------- ------ ------------- ------- ---------------- -------------- --------------- ------------ --------------
                                                          Other                        Securities
                                                         Annual        Restricted      Underlying       LTIP
                                  Salary       Bonus  Compensation        Stock         Options/       Payouts
                                   ($)          ($)                      Awards           SARs           ($)
----------------------- ------ ------------- ------- ---------------- -------------- --------------- ------------ --------------
   Robert L. Matzig     2001       $ 0       $ 0           -0-         $60,000(4)         -0-            -0-            -0-
       Chairman
----------------------- ------ ------------- ------- ---------------- -------------- --------------- ------------ --------------
                        2000       $ 0       $ 0           -0-             -0-            -0-            -0-            -0-
----------------------- ------ ------------- ------- ---------------- -------------- --------------- ------------ --------------
                        1999     $ 69,000    $ 0           -0-             -0-            -0-            -0-            -0-
----------------------- ------ ------------- ------- ---------------- -------------- --------------- ------------ --------------
Christopher D. Curtis   2001      $78,461    $ 0           -0-             -0-        1,250,000(2)       -0-         $17,716(3)
       CEO and
      Secretary
----------------------- ------ ------------- ------- ---------------- -------------- --------------- ------------ --------------
                        2000      $42,692    $ 0           -0-         $50,000(1)       500,000          -0-          $13,621
----------------------- ------ ------------- ------- ---------------- -------------- --------------- ------------ --------------
                        1999       $ 0       $ 0           -0-             -0-            -0-            -0-            -0-
----------------------- ------ ------------- ------- ---------------- -------------- --------------- ------------ --------------
Charles C. Cunningham   2001      $78,461    $ 0           -0-             -0-         750,000(2)        -0-         $9,152(3)
    President and
      Treasurer
----------------------- ------ ------------- ------- ---------------- -------------- --------------- ------------ --------------
                        2000      $42,692       $ 0           -0-         $50,000(1)       250,000          -0-      $6,477
----------------------- ------ ------------- ------- ---------------- -------------- --------------- ------------ --------------
                        1999       $ 0       $ 0           -0-             -0-            -0-            -0-            -0-
----------------------- ------ ------------- ------- ---------------- -------------- --------------- ------------ --------------


(1) On April 9, 2001, the Company agreed to issue to each of Mr. Curtis and Mr. Cunningham shares of the Company's common stock equal to a fair market value of $50,000 ($45,000 in lieu of salary, and $5,000 in lieu of an annual cash bonus, plus an undetermined number of shares equal to the dollar value of withholding taxes on such stock. The common stock has not yet been issued, and the Company is currently prevented from issuing such stock by the terms of the Securities Purchase Agreement (See "Recent Sales of Unregistered Securities" beginning on page 14 of this Form 10-KSB for more information on the Securities Purchase Agreement). The Company intended that the stock, when issued, would be valued as of April 9, 2001 at a price of $0.06 per share, the closing price of the Company's common stock on the OTCBB on that date.

(2) Please see the notes to the table entitled "Option Grants for Fiscal
2001" with respect to the options granted to Mr. Curtis and Mr. Cunningham, immediately following this section.

(3) In fiscal 2001, the Company paid car payments in the amount of $10,815.24 for Mr. Curtis and $6,716.16 for Mr. Cunningham, respectively, as well as estimated company-related gas expenses and automobile insurance in the amount of $2,496 and $2,436 on behalf of each of Mr. Curtis and Mr. Cunningham, respectively. In addition, the Company paid membership fees in the aggregate amount of $4,405 to certain clubs on behalf of Mr. Curtis that were used in connection with Company business.

(4) In 2001, Mr. Matzig provided consulting services to the Company with a value of $60,000. The Company desires to issue shares of restricted Common Stock to Mr. Matzig in payment for these consulting services. The shares of common stock have not yet been issued, and the Company is currently prevented from issuing such stock by the terms of the Securities Purchase Agreement (See "Recent Sales of Unregistered Securities" beginning on page 14 of this Form 10-KSB for more information on the Securities Purchase Agreement).

Option Grants for Fiscal 2001

The following table sets forth information with respect to stock option grants to the named executive officers during fiscal 2001. No stock appreciation rights were granted in the fiscal year ended December 31, 2001.

-----------------------------------------------------------------------------------------------------------------------
                                                  Individual Grants
-----------------------------------------------------------------------------------------------------------------------
                                    Number of       Percent of total
                                    securities          options            Exercise or base        Expiration Date
              Name                  underlying         granted to          price ($/sh) (1)
                                     Options      employees in fiscal
                                     granted              year
--------------------------------- --------------- --------------------- ----------------------- -----------------------
         C. Curtis (2)               500,000              53%                   $.055                  04/27/06
--------------------------------- --------------- --------------------- ----------------------- -----------------------
                                     500,000                                    $.088                  04/27/06
--------------------------------- --------------- --------------------- ----------------------- -----------------------
                                     250,000                                    $.007                  12/20/06
--------------------------------- --------------- --------------------- ----------------------- -----------------------
        C. Cunningham(3)             500,000              32%                   $.055                  04/27/06
--------------------------------- --------------- --------------------- ----------------------- -----------------------
                                     250,000                                    $.007                  12/20/06
--------------------------------- --------------- --------------------- ----------------------- -----------------------


(1)  The exercise or base price is the closing price on the date of grant.

(2) The Company granted Mr. Curtis' 1,250,000 incentive options in 2001 pursuant to the e resources inc Stock Option Plan (2001). The plan was approved by the Company's shareholders on July 22, 2001. Incentive options to purchase 500,000 shares of common stock were granted on April 27, 2001, which vested on that date and expire on April 27, 2006. Incentive options to purchase 500,000 shares of common stock were granted on April 27, 2001, which vested on May 7, 2001 and expire on April 27, 2006. Incentive options to purchase 250,000 shares of common stock were granted on December 20, 2001, which vested on that date and expire on December 20, 2006.

(3) The Company granted Mr. Cunningham 750,000 incentive options pursuant to the e resources inc Stock Option Plan (2001). The plan was approved by the Company's shareholders on July 22, 2001. Incentive options to purchase 500,000 shares of common stock were granted on April 27, 2001, which vested on that date and expire on April 27, 2006. Incentive options to purchase 250,000 shares of common stock were granted on December 20, 2001, which vested on that date and expire on December 20, 2006.

Director Compensation

The Company's directors currently receive no compensation for their services. No director received compensation for expenses incurred in attending directors' meetings in fiscal 2001.

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

The Employment Agreements provide that Mr. Cunningham and Mr. Curtis each are eligible to receive an initial annual salary of $120,000l; however, due to the Company's lack of funds, salary payments were deferred in 2000 and 2001. In April 2001, Mr. Cunningham and Mr. Curtis agreed to accept shares of common stock equal to a fair market value of $50,000 in lieu of deferred salary payment for fiscal 2000 ($45,000 in lieu of salary, and $5,000 in lieu of an annual cash bonus, plus an undetermined number of shares equal to the dollar value of withholding taxes on such stock). The common stock has not yet been issued, and the Company is currently prevented from issuing such stock by the terms of the Securities Purchase Agreement (See "Recent Sales of Unregistered Securities" beginning on page 14 of this Form 10-KSB for more information on the Securities Purchase Agreement). The Company has not paid Mr. Curtis and Mr. Cunningham's full salary for 2001, and owes each of them $41,539. The Company has no cash and cannot pay these amounts to Mr. Curtis and Mr. Cunningham at this time.

The Employment Agreements provide that Mr. Cunningham and Mr. Curtis are eligible for annual raises, bonuses to be paid in cash or stock or stock options, as shall be determined by the Board of Directors, based on their performance and contribution to the Company. No raises or bonuses were granted to Mr. Cunningham or Mr. Curtis in fiscal 2001. Mr. Cunningham and Mr. Curtis are also eligible to receive business expense reimbursements, and benefits under the company's health insurance, life insurance and other benefit plans.

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

ITEM 11.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of April 29, 2002, the name and the number of shares of the Company's common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 25,238,451 issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

----------------------------------------------------- ------------------------------------ ------------- -------------
                Name and Address of                          Amount and Nature of             Class       Percent of
                  Beneficial Owner                          Beneficial Ownership(1)                         Class
----------------------------------------------------- ------------------------------------ ------------- -------------
Robert L. Matzig, Chairman and Director                          2,500,000 (D)             Common            9.9%
----------------------------------------------------- ------------------------------------ ------------- -------------
Christopher D. Curtis, CEO, Secretary
and Director                                                   4,586,673 (D)(2)            Common          16.99%%
----------------------------------------------------- ------------------------------------ ------------- -------------
Charles C. Cunningham
President, Treasurer and Director                              3,836,673 (D) (3)           Common           14.62%
----------------------------------------------------- ------------------------------------ ------------- -------------
All Officers and Directors as a Group                             10,923,346               Common           41.51%
----------------------------------------------------- ------------------------------------ ------------- -------------

(1) Indirect and Direct ownership are referenced by an "I" or "D", respectively. The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person and which are exercisable within 60 days have been exercised. Percentages herein assume a base of 25,238,451 shares of Common Stock outstanding on April 29, 2002, before any consideration is given to outstanding options or warrants.

(2) Contains 1,750,000 options to purchase the Company's common stock. See the notes to the table "Option Grants for Fiscal 2001" for information regarding the vesting schedule and conditions of such options.

(3) Contains 1,000,000 options to purchase the Company's common stock. See the notes to the table "Option Grants for Fiscal 2001" for information regarding the vesting schedule and conditions of such options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 2000 and 2001, Christopher D. Curtis, Chief Executive Officer, Secretary and Director of e resources, made three loans to the Company for an the aggregate amount of $300,000.

Mr. Curtis has entered into two Unsecured Line of Credit Promissory Notes with the Company pursuant to which the Company can draw up to an aggregate of $100,000 on each note at any given time. The first note was made on November 1, 2000 and matured on November 1, 2001, and the second note was made on January 1, 2001 and originally matured on January 1, 2002. On May 8, 2001, the second note was amended and restated to extend the maturity date from January 1, 2002 to January 1, 2003. Interest on the outstanding principal balance of the notes accrues at the prime rate plus 2.5%, compounded monthly. Interest payments on the unpaid principal balance of the notes are required to be made monthly. Outstanding principal is required to be paid on maturity. The notes are unsecured. The Company drew $100,000 on each of the notes for an aggregate of $200,000. In fiscal 2001, the Company repaid the first note in its entirety with proceeds from the sale of convertible debentures and warrants received in May and August 2001. The entire $100,000 of principal on the second note is outstanding.

On October 1, 2001, Mr. Curtis entered into a Secured Line of Credit Promissory Note with the Company pursuant to which the Company can draw up to an aggregate of $100,000 on the note at any given time. The note matures on October 1, 2002 and is secured by all of the assets of the Company, pursuant to a Security Agreement of even date with the note. Interest on the outstanding principal balance of the note accrues at the prime rate plus 2.5%, compounded monthly. Interest payments on the unpaid principal balance of the Note is required to be made monthly. Outstanding principal is required to be paid on maturity. The Company has drawn $100,000 on the note. Pursuant to the terms of the convertible debentures and warrants dated March 29, 2002, Mr. Curtis agreed that his security interest in the assets of the Company is subordinate to the security interest of the purchasers of the convertible debentures and warrants (see "Recent Sales of Unregistered Securities", beginning on page 14 of this Form 10-KSB and the purchasers' Security Agreement, attached as Exhibit 4.12 to this Form 10-KSB).

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

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         e resources inc

Date:   May 6, 2002                      By:   /s/ Charles C. Cunningham
                                               -----------------------------
                                                     Charles C. Cunningham
                                                     President and Treasurer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 6, 2002.

           Name                                         Title

/s/ Christopher D. Curtis               Chief Executive Officer, Secretary and
Christopher D. Curtis                   Director(Principal executive officer)
-----------------------------


/s/ Charles C. Cunningham               President, Treasurer and Director
-----------------------------           (Principal financial and accounting
    Charles C. Cunningham               officer)


/s/ Robert L. Matzig                    Chairman of the Board and Director
-----------------------------
    Robert L. Matzig
                                 e resources inc

                                Index to Exhibits

Exhibit Number    Description

3.1 Articles of Incorporation of the Company, filed with the State of Utah 3/08/87 (4).

3.2 Articles of Amendment to the Articles of Incorporation of the Company, filed with the State of Utah 2/03/95 (4).

3.3 Articles of Amendment to the Articles of Incorporation of the Company, filed with the State of Utah 6/09/99 (4).

3.4 Articles of Amendment to the Articles of Incorporation of the Company, filed with the State of Utah 2/07/00 (4).

3.5 Articles of Amendment to the Articles of Incorporation of the Company, filed with the State of Utah 3/24/00 (4).

3.6               First Amended and Restated Bylaws of the Company (1).

4.1               Securities Purchase Agreement, dated 5/08/01 (2).

4.2               Form of Secured Convertible Debenture, dated 5/08/01 (2).

4.3               Form of Stock Purchase Warrant, dated 5/08/01 (2).

4.4               Registration Rights Agreement, dated 5/08/01 (2).

4.5               Security Agreement, dated 5/08/01 (2).

4.6               Guaranty and Pledge Agreement, dated 5/08/01 (2).

4.7               Form of Secured Convertible Debenture, dated 7/30/01 (1).

4.8               Form of Stock Purchase Warrant, dated 7/30/01 (1).

4.9 Letter Agreement with respect to the sale of Secured Convertible Debentures and Stock Purchase Warrants, dated 3/29/02 (1).

4.10              Form of Secured Convertible Debenture, dated 3/29/02 (1).

4.11              Form of Stock Purchase Warrant, dated 3/29/02 (1).

4.12              Security Agreement, dated 3/29/02 (1).

10.1 Form of Executive Employment Agreement between the Company and each of Charles C. Cunningham and Christopher D. Curtis, dated as of 5/01/00 (3).

16.1              Letter from HJ & Associates, LLC dated 7/25/00 (4).

21.1              List of Subsidiaries of the Company (1).


Notes to Exhibit Index:
----------------------

(1) Filed herewith.

(2) Filed with the Company's Current Report on Form 8-K dated May 14, 2001 and incorporated by reference herein.

(3) Filed with the Company's Quarterly Report on Form 10-QSB for the Third Quarter 2000 dated November 14, 2000 and incorporated by reference herein.

(4) Filed with the Company's Form SB-2 dated June 13, 2001 and incorporated by reference herein.

                                 e resources inc

                              Financial Statements

The following financial statements are attached to this report and incorporated by reference:

Title of Document                                                           Page

Independent Auditor's Report of Hein + Associates LLP                       F1-1

Consolidated Balance Sheet as of December 31, 2001                          F1-2

Consolidated Statements of Operations for the years ended                   F1-3
December 31, 2001 and December 31, 2000

Consolidated Statements of changes in Stockholders' Deficit for the period F1-4 From January 1, 2000 through December 31, 2001

Consolidated Statements of Cash Flows for the years ended                   F1-5
December 31, 2001 and December 31, 2000

Notes to Consolidated Financial Statements                                  F1-6

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
e resources, Inc.
Roanoke, Texas

We have audited the accompanying consolidated balance sheet of e resources, Inc. as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of e resources, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

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


HEIN + ASSOCIATES LLP

Dallas, Texas
April 26, 2002

                                      F1-1

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2001

                                     ASSETS

CURRENT ASSETS:
   Accounts receivable                                                                        $         7,789

PROPERTY AND EQUIPMENT, net                                                                            28,015

OTHER ASSETS                                                                                            1,489
                                                                                              ---------------

                  Total assets                                                                $        37,293
                                                                                              ===============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Cash overdraft                                                                             $        10,781
   Accounts payable                                                                                    64,436
   Accrued salaries                                                                                   287,233
   Other accrued liabilities                                                                          151,251
   Current portion of notes payable to stockholders                                                   734,050
                                                                                              ---------------
                  Total current liabilities                                                         1,247,751

NON-CURRENT LIABILITIES
   Notes payable to stockholders                                                                      203,268
                                                                                              ---------------

                  Total liabilities                                                                 1,451,019

COMMITMENTS (Note 7)

STOCKHOLDERS' DEFICIT:
   Common stock, $.001 par value, 250,000,000 shares authorized;
     23,978,951 shares issued and outstanding                                                          23,979
   Additional paid-in capital                                                                       2,119,442
   Accumulated deficit                                                                             (3,557,147)
                                                                                              ---------------
                  Total stockholders' deficit                                                      (1,413,726)
                                                                                              ---------------

                  Total liabilities and stockholders' deficit                                 $        37,293
                                                                                              ===============

             See notes to these consolidated financial statements.

                                     F1-2


                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                  FOR THE YEAR ENDED
                                                                                                     DECEMBER 31,
                                                                                        ------------------ -- -----------------
                                                                                              2001                  2000
                                                                                        ------------------    -----------------
CONTINUING OPERATIONS                                                                   $            -        $            -

DISCONTINUED OPERATIONS:
   Loss from operations of discontinued divisions                                       $   (1,593,059)       $   (1,359,557)
   Loss on disposal of discontinued divisions                                                 (149,540)                    -
                                                                                        ---------------       --------------
      Net loss                                                                          $   (1,742,599)       $   (1,359,557)
                                                                                        ===============       ==============

LOSS PER SHARE (basic and diluted):
   Continuing operations                                                                $            -         $           -
   Discontinued operations                                                                        (.10)                 (.12)
                                                                                        --------------        ---------------
      Net loss                                                                          $         (.10)       $         (.12)
                                                                                        ==============        ===============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                                16,925,683            11,786,047
                                                                                        ===============       ===============

             See notes to these consolidated financial statements.

                                      F1-3


                       E RESOURCES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
         FOR THE PERIOD FROM JANUARY 1, 2000 THROUGH DECEMBER 31, 2001

                                                                             Additional
                                                   Common Stock               Paid-in            Accumulated
                                           Shares          Amount            Capital              Deficit              Total
                                          -------------    ------------  ----------------    ------------------   -----------------

BALANCES, January 1, 2000                    2,331,543           2,332           147,668            (454,991)         (304,991)

Shares issued to Care Mart stockholders
                                             4,842,987           4,843           (54,722)                  -           (49,879)

Shares issued to Dryden stockholders
                                             6,478,129           6,478           (64,019)                  -           (57,541)
                                                                                                           -
Sales of stock for cash                        714,000             714         1,427,286                   -         1,428,000

Shares issued for services                     162,309             162            21,600                   -            21,762
                                                                                                           -
Warrants and options granted for services
                                                     -               -            35,000                   -            35,000

Value of shares due for services                     -               -            50,000                   -            50,000

Net loss for year                                    -               -                 -          (1,359,557)       (1,359,557)
                                          ---------------  ------------- ---------------     ---------------    ---------------

BALANCES, December 31, 2000                 14,528,968          14,529         1,562,813          (1,814,548)         (237,206)

Shares issued for services performed in
    prior year                                 172,000             172              (172)                  -                 -


Beneficial conversion feature of
    debentures and related warrants                  -               -           340,500                   -           340,500

Conversion of debentures                     7,570,816           7,571            48,508                   -            56,079

Shares issued for services                   1,707,167           1,707            95,793                   -            97,500

Options granted to consultants                       -               -            72,000                   -            72,000

Net loss for year                                    -               -                 -          (1,742,599)       (1,742,599)
                                          ---------------  ------------- ---------------     ---------------   ---------------

BALANCES, December 31, 2001                 23,978,951     $    23,979   $     2,119,442     $    (3,557,147)  $    (1,413,726)
                                          ============     ============= ==---==========     ===============    ===============


             See notes to these consolidated financial statements.

                                      F1-4



                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                    FOR THE YEAR ENDED
                                                                                                       DECEMBER 31,
                                                                                          ---------------------------------------
                                                                                                2001                2000
                                                                                          -----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                              $    (1,742,599)    $    (1,359,557)
    Adjustments to reconcile net loss to net cash used by operating activities:
      Depreciation and amortization                                                                55,028              77,122
      Equity instruments issued for services                                                       97,500             106,762
      Asset impairment                                                                            124,090                  -
      Beneficial conversion feature of debentures and related warrants                            340,500                  -
      Options granted to consultants                                                               72,000                  -
      Changes in operating assets and liabilities:
          Accounts and note receivable                                                             32,618             (10,989)
          Unearned revenues                                                                       (21,250)             16,000
          Cash overdraft                                                                           10,781                  -
          Accounts payable                                                                         27,947              (5,546)
          Accrued salaries                                                                        185,570                  -
          Other accrued liabilities                                                               124,418                  -
                                                                                          ---------------     ---------------
                  Net cash used by operating activities                                          (693,397)         (1,176,208)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in other assets                                                                           -              (59,114)
    Purchase of property and equipment                                                                 -              (50,761)
                                                                                          ---------------   -----------------
                  Net cash used by investing activities                                                -             (109,875)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in notes payable                                                                     693,397             105,000
    Payments on notes payable                                                                          -             (255,601)
    Sale of common stock for cash, net                                                                 -            1,428,000
                                                                                          ---------------   -----------------
                  Net cash provided by financing activities                                       693,397           1,277,399
                                                                                          ---------------   -----------------

NET CHANGE IN CASH                                                                                     -               (8,684)

CASH, beginning of year                                                                                -                8,684
                                                                                          ---------------   -----------------

CASH, end of year                                                                         $            -       $            -
                                                                                          ===============    ================

SUPPLEMENTAL INFORMATION:
    Cash paid for interest                                                                $       35,149      $        19,722
    Net liabilities assumed in acquisitions                                               $            -      $       107,420
    Conversion of debentures to common stock                                              $       56,079      $             -

             See notes to these consolidated financial statements.

                                      F1-5

                       E RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND BASIS OF PRESENTATION

     Nature of Operations
     e resources, Inc. (the "Company"), which is composed of the companies described below, was engaged in the creation and development of innovative marketing, media and communications solutions. The Company's operations were composed of Vista, a multi-media production company, which includes video streaming on the Internet, and Care Mart, which sells medical supplies over the Internet. Based on a January 2002 plan to cease the operations of Vista and Care Mart, the consolidated statements of operations have been presented on a discontinued operations basis. Vista's revenues were $283,082 and $451,368 for 2001 and 2000, respectively. Care Mart's revenues were $28,542 and $21,864 for 2001 and 2000, respectively.

     Reorganization and Reverse Acquisition
     In late 1999, the owners of Vista Photographic and Video Group, Ltd. ("Vistastream") and Cunningham and Cunningham Health Concerns, Inc. ("Care Mart") informally agreed to acquire in a reverse acquisition a controlling interest in the common stock of Dryden Industries, Inc. ("Dryden"). The transactions were completed in March and April 2000, and resulted in the owners of Vistastream and Care Mart obtaining approximately 53% of the stock of Dryden before a cash sale of stock, which was done in conjunction with the transactions. The transactions were treated as a reorganization of Vistastream and Care Mart, due to common ownership, and an acquisition of the net assets of Dryden accompanied by a recapitalization of Vistastream and Care Mart under the legal capital structure of Dryden. Therefore, the accompanying financial statements are the historical financial statements of Vistastream, and the operations of Dryden and Care Mart are included in the consolidated financial statements beginning March 31, 2000. The assets and liabilities of Care Mart were recorded at book value. The assets and liabilities of Dryden were recorded at estimated market value. The accompanying financial statements also include two other wholly-owned subsidiaries which have been basically inactive to date. Intercompany accounts and transactions are eliminated in consolidation.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash Equivalents
     For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

     Property and Equipment
     Property and equipment is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years, or the lease term, if shorter.

     Gains and losses resulting from sales and dispositions of property and equipment are included in current operations. Maintenance and repairs are charged to operations as incurred.

     Web Site Development Costs
     The Company accounted for web site development costs in accordance with Emerging Issues Task Force Issue No. 00-2, Accounting For Web Site Development Costs. Capitalized costs were being amortized on a straight-line basis over two years. Capitalized web site development costs have been written-off at December 31, 2001 due to the plan to discontinue operations.

                                       F1-6

     Long-Lived Assets
     The Company's policy is to periodically review the net realizable value of its long-lived assets through an assessment of the estimated future cash flows related to such assets. In the event that assets are found to be carried at amounts in excess of estimated undiscounted future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets. Due to the plan to discontinue operations, the Company has written-off its intangible assets entirely and has written-down its property and equipment to net realizable value

     Revenue Recognition
     The Company recognized revenue when services were provided or at the time product was shipped to the customer.

     Stock-Based Compensation
     The Company applies Statement of Financial Accounting Standards ("SFAS") No. 123 Accounting for Stock-Based Compensation, which requires recognition of the value of stock options and warrants granted based on an option pricing model. However, as permitted by SFAS 123, the Company continues to account for stock options and warrants granted to directors and employees pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. See Note 5.

     Income Taxes
     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Prior to the reorganization described in Note 1, the taxable income or loss of the Company was reported in the individual tax returns of the partners of Vistastream.

     Financial Instruments
     Management believes that generally the fair value of the Company's notes payable at December 31, 2001 approximate their carrying values due to the short-term nature of the instruments or the use of prevailing market interest rates.

     Use of Estimates
     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     Going Concern
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company's significant operating losses, limited financial resources and plan to discontinue operations of Vista and Care Mart raise substantial doubt about its ability to continue as a going concern. The Company's assets have been written-down to net realizable value at December 31, 2001. Management's plans are to seek a merger partner.

3.   PAYABLES TO STOCKHOLDERS

     The Company has notes payable to various stockholders that total $937,318 at December 31, 2001. The notes are summarized below:

      Convertible  debentures due May 2002, interest at 12%, payable quarterly,
          secured by the Company's assets                                       $       274,525

      Convertible   debentures  due  August  2002,  interest  at  12%,  payable
          quarterly, secured by the Company's assets                                    274,525

      Note payable, originally due November 1, 2001, interest at prime plus
          2.5% (total of 7.25% at December 31, 2001), unsecured
                                                                                        100,000

      Note payable, due in equal monthly installments with interest at 10%,
          through maturity at May 31, 2003, unsecured                                    50,000

      Line of credit up to $100,000 due October 2002 with interest at prime plus 2.5% (total of 7.25% at December 31, 2001) , secured by the
          Company's assets                                                               85,000

      Notes payable due in amounts at  management's  discretion  during periods with  quarterly  profits.  Interest  at prime plus 1% (total of 5.75%
          at December 31, 2001), unsecured                                              153,268
                                                                                ----------------
                                                                                        937,318
      Less current portion                                                             (734,050)
                                                                                ----------------
                                                                                $       203,268

     In May 2001, the Company received $300,000 for convertible debentures due May 2002, and in August 2001, the Company received an additional $300,000 for convertible debentures due August 2002. The debentures bear interest at 12% per annum, payable quarterly. The debentures may be converted into the Company's common stock at the lower of 50% of the stock's market price (as defined) or $.03 per share. In addition, the Company issued the holders of the debentures warrants to purchase a total of 600,000 shares of common stock at the lesser of $.025 or the market price (as defined). The Company recorded the estimated value of the conversion feature and warrants (total of $340,500) as a discount to the debt. Through December 31, 2001, the entire discount of $340,500 had been amortized to interest expense. As of December 31, 2001, $50,950 of the debentures, plus accrued interest were converted to 6,296,816 shares of common stock. The Company is currently not in compliance with the debentures due to an insufficient amount of authorized shares. The debenture holders have not notified the Company of their intent to accelerate the maturity dates of the debentures.

     The Company plans to authorize additional shares if or when the current authorized shares are exhausted.

                                      F1-8

     Scheduled and expected maturities of the notes payable for the years ended December 31 are as follows:

                        2002                $       734,050
                        2003                        203,268
                                            ---------------
                                            $       937,318

     The Company also has a payable to four stockholders of $276,500 at December 31, 2001 for salaries.

     Additionally, the Company incurred $75,000 for consulting services from two stockholders during 2001.

4.   STOCKHOLDERS' EQUITY

     During 2001, the Company issued a total of 1,707,167 shares of common stock to various consultants in exchange for services. The total value of shares issued was recorded at $97,500, based on the market value of the Company's stock on the date of the various agreements.

     In March 2000, the Company completed a one for twenty reverse stock split. All reference to share information in the accompanying financial statements is as if the reverse stock split had occurred at the earliest period presented.

     During the first quarter of 2000, the Company sold 714,000 shares of common stock for cash proceeds of $1,428,000.

     During March 2000, the Company issued 162,309 shares for services related to a consulting agreement entered into by Dryden in October 1999. The substantial majority of the services related to the agreement were performed prior to the transaction with Dryden described above. The portion of the shares issued for services following the transaction with Dryden were recorded at their estimated market value during the time period of $2.00 per share and have been recorded as an expense of $21,762 in the accompanying financial statements.

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

                                      F1-9


Stock option transactions were:
                                                                                WEIGHTED
                                                                                 AVERAGE            WEIGHTED
                                                                             EXERCISE PRICE       AVERAGE FAIR
                                                             SHARES                                   VALUE
                                                         ----------------    ----------------    ----------------
  Options outstanding at January 1, 2000                              -

  Granted                                                      1,125,000     $       .35         $       .54
                                                         ----------------

  Options outstanding at December 31, 2000                     1,125,000     $       .35

  Granted                                                      2,375,000     $       .05         $      .021
                                                         ----------------

  Options outstanding at December 31, 2001                     3,500,000     $      .146
                                                         ================

     All options outstanding at December 31, 2001 are vested and have a contractual life of ten years from the date of grant.

     The Company granted 1,125,000 options in 2000 with exercise prices ranging from $.385-$.20. The grants included 1,000,000 options for employees and 125,000 options for consultants. 1,022,500 of these options were originally granted with an exercise price of $.75 and subsequently re-priced to $.35-$.385. No compensation expense was recognized in 2000 for the consultant options because the accrual of the vesting of these options through December 31, 2000 was insignificant. Certain of the options initially included four year vesting terms, however, as of December 31, 2001, the Company has declared all options fully vested. Therefore, the Company has recognized the full compensation expense related to the consultant options of $72,000 in 2001.

     The Company granted 2,375,000 options in 2001 with exercise prices ranging from $.088-$.006. The grants included 2,175,000 options for employees and 200,000 options for consultants. No compensation expense was recognized in 2001 for the consultant options because it was insignificant.

     Pro Forma Stock-Based Compensation Disclosures
     As discussed in Note 2, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for grants of options to employees since the exercise prices were not lower than the market prices of the Company's common stock on the measurement dates. Had compensation been determined based on the estimated fair value at the measurement dates for options granted under the plan consistent with the method prescribed by SFAS No. 123 (including considering the effect of re-pricing), the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below.

       Net loss:                           2001                  2000
                                    -------------------    ------------------
           As reported              $    (1,742,599)       $    (1,359,557)
           Pro forma                $    (2,134,699)       $    (1,603,557)
       Net loss per common share:
           As reported              $         (.10)        $         (.12)
           Pro forma                $         (.13)        $         (.14)

                                      F1-10

     The fair value of each option granted during fiscal year 2001 and 2000 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                2001                  2000
                                         -------------------    ----------------
              Expected volatility                 100%                   100%
              Risk-free interest rate            4.00%                  5.00%
              Expected dividends                    -                      -
              Expected terms (in years)            4                  2.5 - 5

6.   INCOME TAXES

     There was no provision for income taxes for the years ended December 31, 2001 and 2000 due to the net loss incurred for each year. The Company had no material deferred tax liabilities at December 31, 2001. The Company had deferred tax assets at December 31, 2001 as follows:

         Net operating loss                               $       816,000
         Asset impairment                                          42,000
         Beneficial conversion feature of debentures              116,000
         Options granted to consultants                            24,000
                                                          ---------------
                                                                  998,000
         Valuation allowance                                     (998,000)
                                                          ---------------
                                                          $           -
                                                          ===============

     At December 31, 2001, the Company's net operating loss carryforward for federal income tax purposes was approximately $2,400,000, which will expire, if unused, in 2020 and 2021.

7.   COMMITMENTS

     The Company has a month-to-month lease agreement for office space which requires minimum monthly payments of $1,400. The Company also has a lease agreement for Vista's office space which requires minimum monthly payments of $2,103 through January 31, 2003. The Company has closed the office due to its plan to discontinue operations and has accrued the remaining lease payments of $27,300 into its loss on disposal of discontinued divisions. Rent expense was approximately $36,000 and $43,000 for the years ended December 31, 2001 and 2000, respectively.

     The Company's minimum future payments under the leases as of December 31, 2001 are as follows:

                      Year ending December 31,
              ------------------------------------------
                                2002                     $        25,200
                                2003                               2,100
                                                         ---------------
                                                         $        27,300

     The Company has employment agreements with two officers that require minimum aggregate annual salaries of $240,000 through April 30, 2003.

                                      F1-11

8.   MAJOR CUSTOMERS

     During 2001, the Company had sales to four customers that represented 43% of sales. No other single customer accounted for more than 5% of sales. Sales have been primarily to customers in the North Texas area.

9.   SUBSEQUENT EVENT

     On March 29, 2002, the Company entered into a Letter Agreement (the "Letter Agreement") with four buyers for the sale of 12% secured convertible debentures, in the principal amount of up to $50,000, and warrants to purchase up to 50,000 shares of the Company's common stock at a price per share that fluctuates depending on the current market price. The proceeds from the sale to the Company of $50,000 less $10,000 in expenses, were received by the Company on April 8, 2002.

                                  ************