Form 10QSB
period 2002-03-31
E RESOURCES INC
filed 2002-05-23
CIK 814070

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

  X        QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934 (THE "EXCHANGE ACT") FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR
-------    THE TRANSACTION PERIOD FROM____ TO ____.

                             ----------------------

                       Commission file number: 33-14065-D

                                 e resources inc
               (Exact Name of Issuer as Specified in its Charter)

 ------------------------------------------------------------------------------

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

25,238,451 shares of Common Stock, $.001 par value, outstanding as of May 20, 2002.

Transitional Small Business Disclosure Format (Check One): Yes [__] No [_X_]
                                                                         -


                                 e resources inc

                Form 10-QSB for the Quarter ended March 31, 2002

                                Table of Contents


                                                                                                                 Page

          Forward Looking Statements                                                                               3
Part I -  Financial Information
          Item 1 - Financial Statements                                                                            4
          Item 2 - Management's Discussion and Analysis and Results of Operation                                   8

Part II - Other Information
          Item 1 - Legal Proceedings                                                                               9
          Item 2 - Changes in Securities                                                                          10
          Item 3 - Defaults Upon Senior Securities                                                                11
          Item 4 - Submission of Matters to a Vote of Security Holders                                           N/A
          Item 5 - Other Information                                                                              11
          Item 6 - Exhibits and Reports on Form 8-K                                                               13


                        e resources inc and subsidiaries

                           Forward Looking Statements

  This Quarterly Report on Form 10-QSB and other reports and statements filed by e resources inc, a Utah corporation ("e resources" or the "Company") from time to time with the Securities and Exchange Commission (the "SEC") contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "intend," "anticipate," "believe," "estimate," "plan" and "expect" and variations of these words and similar expressions are intended to identify these forward-looking statements. All statements other than statements of historical facts contained or incorporated herein, including statements regarding our future financial position and business strategy are forward-looking statements. We express our expectations, beliefs and projections in good faith and believe our expectations reflected in these forward-looking statements are based on reasonable assumptions; however, we cannot assure you that these expectations, beliefs or projections will prove to have been correct. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's business strategy and general economic and market conditions, in addition to any uncertainties specifically identified in the text surrounding such statements and uncertainties with respect to changes or regulatory circumstances and conditions. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results may vary significantly from those anticipated, believed, estimated, expected, intended or planned.

Readers are referred to the caption "Risks Related to Our Company" appearing at the beginning of Item I of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, for additional factors that may affect our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.



                       E RESOURCES, INC. AND SUBSIDIARIES
               See Notes to the Consolidated Financial Statements.


                         PART I - FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS.


                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2002
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
   Accounts receivable                                                                          $           1,229

PROPERTY AND EQUIPMENT, net                                                                                 8,970

OTHER ASSETS                                                                                                   73
                                                                                                -----------------

                     Total assets                                                               $          10,272
                                                                                                =================

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Cash overdraft                                                                               $           2,637
   Accounts payable                                                                                        92,903
   Accrued salaries                                                                                       345,733
   Other accrued liabilities                                                                              173,992
   Current portion of notes payable to stockholders                                                       754,050
                                                                                                -----------------
                     Total current liabilities                                                          1,369,315

NON-CURRENT LIABILITIES
   Notes payable to stockholders                                                                          203,268
                                                                                                -----------------

                     Total liabilities                                                                  1,572,583



STOCKHOLDERS' DEFICIT:
   Common stock, $.001 par value, 250,000,000 shares authorized;
      23,978,951 shares issued and outstanding                                                             23,979
   Additional paid-in capital                                                                           2,119,442
   Accumulated deficit                                                                                 (3,705,732)
                                                                                                -----------------
                     Total stockholders' deficit                                                       (1,562,311)
                                                                                                ------------------

                     Total liabilities and stockholders' deficit                                $          10,272
                                                                                                =================


               See Notes to the Consolidated Financial Statements.



                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                   FOR THE THREE MONTHS ENDED
                                                                           MARCH 31,
                                                          --------------------- -- --------------------
                                                                  2002                    2001
                                                          ---------------------    --------------------
CONTINUING OPERATIONS                                     $          -             $          -

DISCONTINUED OPERATIONS -
   Loss from operations of discontinued divisions                   (148,585)                (164,575)
                                                          ------------------       ------------------
       Net loss                                           $         (148,585)      $         (164,575)
                                                          ==================       ==================

LOSS PER SHARE (basic and diluted):
   Continuing operations                                  $          -             $          -
   Discontinued operations                                             (.01)                    (.01)
                                                          ------------------       ------------------
       Net loss                                           $            (.01)       $            (.01)
                                                          ==================       ==================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                     23,978,951               14,700,968
                                                          ==================       ==================



               See Notes to the Consolidated Financial Statements.



                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                              FOR THE THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                     ----------------------------------------------
                                                                                                          --
                                                                                            2002                     2001
                                                                                     --------------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                         $        (148,585)      $        (164,575)
    Adjustments to reconcile net loss to net cash used by operating activities:
       Depreciation and amortization                                                             1,353                  13,021
       Changes in operating assets and liabilities:
            Accounts and note receivable                                                         6,560                 (26,746)
            Other assets                                                                         1,416                    -
            Unearned revenues                                                                     -                     30,111
            Cash overdraft                                                                      (8,144)
            Accounts payable                                                                    34,746                  21,841
            Accrued salaries                                                                    58,500                  30,000
            Other accrued liabilities                                                           16,462                   1,360
                                                                                     -----------------       -----------------
                     Net cash used by operating activities                                     (37,692)                (94,988)

CASH FLOWS FROM INVESTING ACTIVITIES -
    Proceeds from sales of equipment                                                            17,692                    -

CASH FLOWS FROM FINANCING ACTIVITIES -
    Increase in notes payable                                                                   20,000                 100,000
                                                                                     -----------------       -----------------

NET CHANGE IN CASH                                                                                                       5,012

CASH, beginning of period                                                                         -                       -
                                                                                     -----------------       --------------

CASH, end of period                                                                  $           -           $           5,012
                                                                                     =================       =================


               See Notes to the Consolidated Financial Statements.

                          NOTES TO FINANCIAL STATEMENTS

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

      Unaudited Information
      The consolidated balance sheet as of March 31, 2002 and the consolidated statements of operations for the three month periods ended March 31, 2002 and 2001 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) that are necessary to properly reflect the consolidated financial position of the Company as of March 31, 2002 and the results of operations for the three month periods ended March 31, 2002 and 2001.

      Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures provided are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These financial statements should be read in conjunction with the financial statements and notes to the financial statements provided in the Company's December 31, 2001 Form 10-KSB.

2.    DEBENTURES

      On March 29, 2002, the Company entered into a Letter Agreement (the "Letter Agreement") with four buyers for the sale of 12% secured convertible debentures, in the principal amount of up to $50,000, and warrants to purchase up to 50,000 shares of the Company's common stock at a price per share that fluctuates depending on the current market price. The proceeds from the sale to the Company of $50,000 less $10,000 in expenses, were received by the Company on April 8, 2002. The debentures are due March 29, 2003.

      The Company is currently not in compliance with these debentures, as well as previously issued debentures, due to an insufficient amount of authorized shares. The debenture holders have not notified the Company of their intent to accelerate the maturity dates of the debentures. The Company plans to authorize additional shares if or when the current authorized shares are exhausted.

                                  ************

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In the first quarter of 2002, the Company's three subsidiaries, CareMart, Inc. ("CareMart"), Vistastream inc. ("Vistastream"), and I'm On Air, Inc. ("IOA"), ceased operations.

In 2001, our Company operated in the technology sector. 2001 was a difficult year for businesses in the technology sector, as markets continued the decline that began in 2000 and investors continued to turn away from technology-based businesses. The continuing decline in the technology sector through the year deeply impacted our ability to implement our business plan and to raise funds for Company operations. In the first quarter of 2002, operations in the Company's subsidiaries were ceased due to the Company's lack of working capital combined with its inability to secure additional funding to sustain it subsidiaries.

In the first quarter of 2002, the Company sold certain equipment used by Vistastream and applied the proceeds of such sale to pay some of the Company's outstanding debts. On January 28, 2002, Chris Curtis on behalf of the Company entered into a letter agreement with Doug Via, a former employee of the Company, to sell certain video equipment used by Vistastream to Mr. Via. The purchase price paid to the Company for the equipment was $22,000 in cash, which was based on the approximate fair market value of the equipment as determined by management. The loss on sale was recognized in 2001. Mr. Via was employed by the Company as general manager of Vistastream from November 1, 2001 until January 18, 2002, when he was laid off by the Company. The proceeds of the equipment sold by the Company was applied towards payment of the Company's expenses. The Company intends to seek shareholder approval to sell all or substantially all of the assets of the Company, and if such assets are sold, it intends to apply such proceeds to pay outstanding Company debts. The assets of the Company may have limited value.

In fiscal 2001, two of the Company's subsidiaries, Vistastream and CareMart, had existing operations, while its third subsidiary, IOA, was engaged primarily in research and development. Vistastream operated as a full-service video production house, as well as a producer, aggregator and broadcaster of streaming media programming for the Internet. CareMart operated as a value-added re-seller for a diverse line of health care products, and as a marketer and distributor of health care supplies for individual and institutional consumption. CareMart's products were marketed and sold primarily through the Internet; however, CareMart's web site was taken down on March 31, 2002. IOA was involved in the research and development of a communication and marketing system based on a proprietary digital media platform.

Management believes that the Company's consolidated net loss for the three month period ended March 31, 2002 was primarily due to the Company's inability to raise the necessary capital to implement its business plan, which involved shifting Vistastream into a producer of media and communication solutions and developing IOA as innovative communication and marketing system. Throughout fiscal year 2001, the Company was attempting to reposition Vistastream and develop IOA; however, without significant resources and working capital, its efforts failed. Currently, operations in the Company's subsidiaries have ceased and the Company has no working capital and no prospects to raise any additional funding for operations.

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

     (b) Financial Condition and Results of Operations

Results of Operations

The Company ceased all operations in January 2002. In accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Discontinued Events and Extraordinary Items, the Company has presented the operating results for the three month period ended March 31, 2002 and 2001 in one line item as Loss from Operations of Discontinued Divisions. The net loss for the three month period ended March 31, 2002 was $148,585 versus $164,575 for the comparable period in 2001. The net loss for the three month period ended March 31, 2002 is attributable to general and administrative expenses; primarily salaries and wages.

Liquidity and Capital Requirements

The Company had a net working capital deficit of $1,368,086 at March 31, 2002. The Company did not acquire any assets in the three months ended March 31, 2002.

Management has exhausted all of its cash. The Company has been unable to obtain additional funding through shareholder loans or other financing vehicles, so therefore the Company had no other alternative but to cease all operations in the first quarter of 2002.

                           PART II - OTHER INFORMATION


ITEM 1.              LEGAL PROCEEDINGS.


On October 25, 2001, Vista Photographic and Video Group, Ltd., a now defunct Texas limited partnership, was served with a lawsuit filed by CIT Communications Finance Corp., a Delaware corporation, for amounts owed under a telephone equipment financing agreement. The lawsuit is styled Docket No. MRS-L-23-82-01, CIT Communications Finance Corporation v. Vista Photographic and Video Group, and is pending before the Superior Court of New Jersey, Law Division, Morris County. The claim is for $53,408.20 plus costs and attorneys' fees. A default judgment in the foregoing amount was granted on March 8, 2002 against Vista Photographic and Video Group. A subsidiary of the Company may have held certain of the assets involved in this lawsuit.

ITEM 2.              CHANGES IN SECURITIES.

As previously reported, on May 8, 2001, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with AJW Partners, LLC and New Millennium Capital Partners II, LLC (collectively, the "Buyers") for the sale of 12% secured convertible debentures, in the principal amount of up to $600,000. The convertible debentures are convertible into shares of the Company's common stock.

On February 20, 2002 the Buyers under the Securities Purchase Agreement each elected to convert $1,875 in principal amount of convertible debentures into shares of e resources common stock. The Buyers were issued 625,000 shares at a conversion price of $0.003 a share, respectively.

On March 29, 2002, the Company entered into a Letter Agreement (the "Letter Agreement") with AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, Ltd., and Pegasus Capital Partners, LLC (collectively, the "New Buyers") for the sale of 12% secured convertible debentures, in the principal amount of up to $50,000, and warrants to purchase up to 50,000 shares of the Company's common stock at a price per share that fluctuates depending on the current market price. The sale of these convertible debentures and warrants are subject to the terms of the Securities Purchase Agreement dated May 8, 2001. The proceeds from the sale to the Company of $50,000 less $10,000 in expenses, were received by the Company on April 8, 2002. As part of the sale, the Company agreed to offer any future offerings of its securities first to the New Buyers, for a period beginning on March 29, 2002 and ending 120 days after the effective date of the filing of a registration statement registering the shares of common stock underlying the new convertible debentures and the warrants. The securities were issued in reliance on federal exemptions from registration, including, but not limited to, Regulation D promulgated under the Securities Act.

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

In connection with the sale of the convertible debentures and the warrants, the Company granted certain demand and piggyback registration rights to the Buyers, and agreed to prepare a registration statement registering the securities underlying the convertible debentures and the warrants. In addition, we granted a first priority security interest in substantially all the assets of the Company to secure our obligations under the convertible debentures and the warrants. The terms and conditions of the sale are set forth in the following documents: the Letter Agreement, the form of Secured Convertible Debenture, the form of Stock Purchase Warrant, and the Security Agreement, all of which were filed with the Commission as exhibits to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES.

On May 8, 2002, $274,525 in secured convertible debentures, plus accrued and unpaid interest in the amount of $23,220, became due under the Securities Purchase Agreement. The Company has not paid the amounts owed under the convertible debentures.

Pursuant to the terms of the Securities Purchase Agreement, the Company is required to reserve for issuance to the holders of convertible debentures and warrants, a number of shares of common stock equal to two and one-half times the number of shares that would be issued, if all shares underlying the convertible debentures and the warrants were converted into common stock. As of May 8, 2001, the Company reserved 49,200,000 shares of common stock for conversion of the convertible debentures and the exercise of warrants sold pursuant to the Securities Purchase Agreement. Pursuant to a letter agreement dated March 29, 2002, the Company sold additional convertible debentures and warrants and agreed to reserve an additional 35,814,285 shares of common stock. The actual number of shares of common stock to be issued upon conversion of the debentures or exercise of the warrants fluctuates depending upon the market price of the Company's common stock. The Company does not have an adequate number of shares of common stock authorized by its Articles of Incorporation to issue, at current market prices, all of the shares to be issued pursuant to the convertible debentures and the warrants. The Company would need to amend its Articles of Incorporation in order to increase its authorized capital stock, which requires shareholder approval.


ITEM 5.              OTHER INFORMATION.

SUBSEQUENT EVENTS

Effective as of April 30, 2002, CareMart entered into an Asset Purchase Agreement with Charles E. Cunningham to sell substantially all of its assets, in exchange for the forgiveness of interest outstanding on a promissory note in the approximate amount of $14,000. The sale is contingent upon the Company obtaining shareholder approval to the sale and other necessary approvals. If the necessary approvals are received, the sale will be effective as of April 30,2002. CareMart's liabilities exceeded its assets by $19,560. The assets sold by the Company include, without limitation, the CareMart website and trademark. Mr. Cunningham is related to the Company's President.

Dated as of April 30, 2002, the Company entered into an Asset Purchase Agreement with GoVision, L.P., a Texas limited partnership ("GoVision"), to sell substantially all of the assets of I'm On Air ("IOA") a development project of the Company, in exchange for the assumption of certain Company debts outstanding in the approximate amount of $10,000. The sale is contingent upon the Company obtaining shareholder approval to the sale and other necessary approvals. If the necessary approvals are received, the sale will be effective as of April 30, 2002.

The purchase price of the IOA assets is the approximate fair market value of the IOA assets as determined by management. The assets sold by the Company include the IOA equipment, software, and trademark. Mr. Curtis, the Company's Chief Executive Officer, is the President and sole shareholder of GoVision's general partner Higa, Inc. and the sole limited partner of GoVision.

Effective as of April 30, 2002, the Company entered into four Note Conversion Agreements (collectively, the "Conversion Agreements") with the respective holders of certain promissory notes held by the Company or its subsidiaries. The Conversion Agreements provide that the holders of the promissory notes shall exchange their outstanding debt for shares of e resources' restricted common stock, $0.001 par value per share (the "Common Stock"). The four notes have a cumulative amount outstanding of $206,988.80 (principal and interest) and will be converted into a total of 4,139,776 shares of Common Stock at five cents ($0.05) per share. Pursuant to the Conversion Agreements, (i) $50,000 in principal outstanding under a note held by Charles E. Cunningham, a relative of Charles C. Cunningham, will be converted into 1,000,000 shares of Common Stock;
(ii) $52,329.60 in principal and interest outstanding under a note held by Edward F. Slavin, a shareholder of the Company, will be converted into 1,046,592 shares of Common Stock, (iii) $52,329.60 in principal and interest outstanding under a note held by G. Patrick Kevlin, a shareholder of the Company, will be converted into 1,046,592 shares of Common Stock, and (iv) $52,329.60 in principal and interest outstanding under a note held by Amen Corner, L.P., a limited partnership and an affiliate of Christopher D. Curtis, will be converted into 1,046,592 shares of Common Stock. The conversions and the issuance of the Company's Common Stock are conditioned upon the Company obtaining all required approvals and consents from creditors and other third parties. If the necessary approvals are received, the conversion will be effective, as of April 30, 2002, but no shares will be issued until after the necessary approvals have been received.

Effective as of April 30, 2002, the Company entered into agreements with three consultants of the Company to issue a number of shares of its Common Stock to each consultant in exchange for the cancellation of accounts payable owed by the Company or its subsidiaries for services rendered by the consultants. The services provided by the consultants have an aggregate fair market value of $135,000 measured as of the date such services were provided and will be exchanged for a total of 2,700,000 shares of Common Stock valued at five cents ($0.05) per share. Consulting services valued at $60,000 provided by R. Lee Matzig, a member of the Company's Board of Directors and one of the Company's principal shareholders, will be exchanged for 1,200,000 shares of Common Stock valued at five cents ($0.05) per share. Consulting services valued at $25,000 provided by Richard Distler, a minority shareholder, will be exchanged for 500,000 shares of Common Stock valued at five cents ($0.05) per share. Legal services valued at $50,000 provided by Hallett & Perrin, P.C., the Company's legal counsel, will be exchanged for 1,000,000 shares of Common Stock valued at five cents ($0.05) per share. The issuance of the Company's Common Stock to the consultants is conditioned upon the Company obtaining all required approvals and consents from creditors and other third parties. If the necessary approvals are received the transactions will be effective as of April 30, 2002, but no shares will be issued until after the necessary approvals have been received.

Effective as of April 30, 2002, the Company entered into a settlement agreement with each of Mr. Curtis and Mr. Cunningham (collectively, the "Settlement Agreements") pursuant to which the Company agreed to issue 2,900,000 shares of Common Stock to Mr. Curtis and 2,500,000 shares of Common Stock to Mr. Cunningham in lieu of $145,000 of deferred salary payments owed to Mr. Curtis and $125,000 of deferred salary payments owed to Mr. Cunningham for fiscal 2000, 2001 and 2002 under their respective employment agreements. The Settlement Agreements and the issuance of the Common Stock to Mr. Curtis and Mr. Cunningham is conditioned upon the Company obtaining all required approvals and consents from creditors and other third parties. If the necessary approvals are received, the agreements will be effective as of April 30, 2002, but no shares will be issued until after the necessary approvals have been received.

On May 20, 2002, the Company accepted the resignation of Charles C. Cunningham as President and Treasurer of the Company. One the same date, Mr. Curtis was appointed as President and Treasurer of the Company. Mr. Cunningham continues to serve as a member of the Company's Board of Directors. On the same date, Mr. Cunningham also resigned from all officer and director positions he held with the Company's subsidiaries.


ITEM 6.              EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K filed during the quarter ended March 31, 2002:  None.

Exhibits:

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

3.6               First Amended and Restated Bylaws of the Company (4).

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

4.3               Form of Stock Purchase Warrant, dated 5/08/01 (2).

4.4               Registration Rights Agreement, dated 5/08/01 (2).

4.5               Security Agreement, dated 5/08/01 (2).

4.6               Guaranty and Pledge Agreement, dated 5/08/01 (2).

4.7               Form of Secured Convertible Debenture, dated 7/30/01 (4)

4.8               Form of Stock Purchase Warrant, dated 7/30/01 (4).

4.9 Letter Agreement with respect to the sale of Secured Convertible Debentures and Stock Purchase Warrants, dated 3/29/02 (4).

4.10              Form of Secured Convertible Debenture, dated 3/29/02 (4).

4.11              Form of Stock Purchase Warrant, dated 3/29/02 (4).

4.12              Security Agreement, dated 3/29/02 (4).

10.1 Form of Executive Employment Agreement between the Company and each of Charles C. Cunningham and Christopher D. Curtis, dated as of 5/01/00 (3).

(1) Filed with the Company's Registration Statement on Form SB-2 dated June 13, 2001 and incorporated by reference herein.

(2) Filed with the Company's Current Report on Form 8-K dated May 14, 2001 and incorporated by reference herein.

(3) Filed with the Company's Quarterly Report on Form 10-QSB for the Third Quarter 2000 dated November 14, 2000 and incorporated by reference herein.

(4) Filed with the Company's Annual Report on Form 10-KSB for 2001 dated May 6, 2002 and incorporated by reference herein.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 23, 2002
                             By:/s/ Christopher D. Curtis
                                ------------------------------------------------
                                Christopher D. Curtis
                                Chief Executive Officer, Treasurer and Secretary (Principal Financial Officer)