Form 10QSB
period 2002-06-30
E RESOURCES INC
filed 2002-08-14
CIK 814070

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 12b-25

                                           Commission File Number  ___________

                           NOTIFICATION OF LATE FILING

(Check One):

[ ] Form 10-KSB  [ ] Form 11-K  [ ] Form 20-F  [ X] Form 10-QSB   [ ] Form N-SAR

           For Period Ended: June 30, 2002

[ ]  Transition Report on Form 10-K        [  ]  Transition Report on Form 10-Q
[ ]  Transition Report on Form 20-F        [  ]  Transition Report on Form N-SAR
[ ]  Transition Report on Form 11-K

     For the Transition Period Ended: __________________________________________

           Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

           If the notification relates to a portion of the filing checked above, identify the items(s) to which the notification relates: _______________________

                                     PART I
                             REGISTRANT INFORMATION

Full name of registrant: e resources inc

Former name if applicable:   No change since last report

Address of principal executive office:  4333 South Tamiami Trail, Suite E

City, state and zip code: Sarasota, Florida 34231

                                     PART II
                             RULE 12b-25 (b) AND (c)

           If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate).

[x] (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

[x] (b) The subject annual report, semi-annual report, transition report on Form 10-K, 20-F, 11-K or Form N-SAR, or portion thereof will be filed on or before the 15th calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

[__] (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

                                    PART III
                                    NARRATIVE

           State below in reasonable detail the reasons why Form 10-K, 11-K, 20-F, 10-Q, N-SAR or the transition report portion thereof could not be filed within the prescribed time period. (Attach extra sheets if needed).

           The Company could not file the referenced Form 10-QSB without unreasonable effort or expense because it has not completed its review and analysis of certain financial information required to be reported in its 2002 second quarter 10-QSB, in connection with the Company's acquisition of certain assets on June 28, 2002. The acquisition of the assets was reported in the Company's Form 8-K, filed with the Securities and Exchange Commission on July 2, 2002. The Company will file the referenced Form 10-QSB within the fifth calendar day following the original prescribed filing date for the quarterly report for the period ended June 30, 2002.

                                     PART IV
                                OTHER INFORMATION

     (1) Name and telephone number of person to contact in regard to this notification:

          Kenneth W. Brand     (941) 929-1534

     (2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).
                                                           [x] Yes   [ ] No

     (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?
                                                          [x ] Yes [] No

           If so: attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

The Company ceased all operations in January 2002. In accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Discontinued Events and Extraordinary Items, the Company anticipates that it will present the operating results for the three month period ended June 30, 2002, and 2001 in one line item as Loss from Operations of Discontinued Divisions. The Company anticipates that it will report a loss for the three month period ended June 30, 2002, attributable to interest expense and general and administrative expenses; primarily salaries and wages. The Company anticipates that the loss for the three month period ended June 30, 2002 will be significantly lower than the loss reported for the three month period ended June 30, 2001.

                                 e resources inc
                  (Name of Registrant as Specified in Charter)

Has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 14, 2002           By /s/ Kenneth W. Brand
                                ------------------------------
                                Printed Name: Kenneth W. Brand
                                Title: Chief Executive Officer