Form 10QSB/A
period 2002-06-30
E RESOURCES INC
filed 2002-08-19
CIK 814070

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

  X        QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934 (THE "EXCHANGE ACT") FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

------- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSACTION PERIOD FROM____ TO ____.


                             ----------------------

                       Commission file number: 33-14065-D

                              Central Wireless Inc.
               (Exact Name of Issuer as Specified in its Charter)
 ------------------------------------------------------------------------------

              Utah                                             87-0476117
(State or Other Jurisdiction of                               (IRS Employer
 Incorporation or Organization)                           Identification Number)

                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (941) 929-1534

               Former Name, Former Address and Former Fiscal Year,
                          If Changed Since Last Report:

                                 e resources inc
                              304 North Highway 377
                              Roanoke, Texas 76262

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

     6,234,054 shares of Common Stock, $.001 par value, outstanding as of August 14, 2002.

Transitional Small Business Disclosure Format (Check One): Yes [__] No [_X_]
                                 e resources inc

                 Form 10-QSB for the Quarter ended June 30, 2002

                                Table of Contents
                                -----------------
                                                                           Page

         Forward Looking Statements                                          3
Part I -  Financial Information
           Item 1 - Financial Statements                                     4
           Notes to Financial Statements
               Note 1- Organization and Basis of Presentation                7
               Note 2 - Debentures                                           8
               Note 3 - Stockholders' Equity                                 8
               Note 4 - Subsequent Events                                    8
           Item 2 - Management's Discussion and Analysis and
                     Plan of Operations                                      9

Part II - Other Information
           Item 2 - Changes in Securities                                   11
           Item 3 -Defaults on Senior Securities                            13
           Item 6 - Exhibits and Reports on Form 8-K                        13

                              CENTRAL WIRELESS INC.

                           Forward Looking Statements

This Quarterly Report on Form 10-QSB and other reports and statements filed by Central Wireless Inc., a Utah corporation (the "Company") from time to time with the Securities and Exchange Commission (the "Commission") contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "intend," "anticipate," "believe," "estimate," "plan" and "expect" and variations of these words and similar expressions are intended to identify these forward-looking statements. All statements other than statements of historical facts contained or incorporated herein, including statements regarding our future financial position and business strategy, are forward-looking statements. We express our expectations, beliefs and projections in good faith and believe our expectations reflected in these forward-looking statements are based on reasonable assumptions; however, we cannot assure you that these expectations, beliefs or projections will prove to have been correct. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's business strategy and general economic and market conditions, in addition to any uncertainties specifically identified in the text surrounding such statements and uncertainties with respect to changes or regulatory circumstances and conditions. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results may vary significantly from those anticipated, believed, estimated, expected, intended or planned. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.


                     CENTRAL WIRELESS INC. AND SUBSIDIARIES
              See notes to these consolidated financial statements.


                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.


                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2002
                                   (Unaudited)

                                     ASSETS

NON-CURRENT ASSETS:
   Other assets                                                                       $             140
                                                                                      =================
                        LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                                                   $          38,396
   Other accrued liabilities                                                                    209,340
   Notes payable to stockholders, net of discount of $26,485                                    568,815
                                                                                      -----------------
                     Total current liabilities                                                  816,551

NON-CURRENT LIABILITIES:
   Notes payable to stockholder                                                                  50,000

STOCKHOLDERS' DEFICIT:
   Common stock, $.001 par value, 250,000,000 shares authorized;
      6,184,050 shares issued and outstanding                                                     6,184
   Additional paid-in capital                                                                 2,952,109
   Accumulated deficit                                                                       (3,824,704)
                                                                                      -----------------
                     Total stockholders' deficit                                               (866,411)
                                                                                      -----------------

                     Total liabilities and stockholders' deficit                      $             140
                                                                                      =================





                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  FOR THE THREE MONTHS ENDED                          FOR THE SIX MONTHS ENDED
                                                           JUNE 30,                                           JUNE 30,
                                         --------------------- --- -------------------      -------------------    -----------------
                                                 2002                     2001                     2002                   2001
                                         ---------------------     -------------------      -------------------    -----------------
                                             (Unaudited)              (Unaudited)              (Unaudited)              (Unaudited)
Continuing Operations:
General and administrative expenses     $          27,223         $               -        $         27,223          $           -
                                         -----------------         -----------------        ----------------         -------------
Loss from continuing operations                   (27,223)                        -                 (27,223)                     -

Discontinued Operations -
 Loss from operations
 of discontinued divisions                        (91,960)                 (378,500)               (240,545)              (543,075)
                                         -----------------         -----------------        ----------------       -----------------
        Net Loss                        $        (119,183)        $        (378,500)       $       (267,768)        $     (543,075)
                                         =================         =================        ================       =================

LOSS PER SHARE (basic and diluted):
Continuing operations                                (.02)                        -                    (.02)                     -
Discontinued operations                              (.05)                     (.51)                   (.16)                  (.74)
                                         -----------------         -----------------        ---------------------  -----------------
                                         $           (.07)         $           (.51)        $           (.18)      $          (.74)
                                         =================         =================        =================      =================
WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING                    1,770,951                   739,518                1,498,444              732,983
                                         =================         =================        =================      =================



                     CENTRAL WIRELESS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                 FOR THE SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                       ----------------------------------------------
                                                                              2002                     2001
                                                                       --------------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            $        (267,768)         $      (543,075)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
        Depreciation and amortization                                              1,377                   27,512
        Loss on disposal of assets                                                 5,987                        -
        Bad debt expense                                                           7,789                        -
        Common stock for services                                                 24,044                   56,000
        Amortization of equity component of notes payable                          8,828                   31,000
        Changes in operating assets and liabilities:
           Accounts and note receivable                                                -                  (33,545)
           Prepaid and other                                                           -                    2,432
           Unearned revenues                                                           -                   71,956
           Accounts payable and accrued expenses                                 132,743                   19,249
        Other                                                                          -                  (7,786)
                                                                          --------------            -------------

                     Net cash used by operating activities                       (87,000)                (376,257)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of equipment                                                22,000                        -
                                                                       -----------------            -------------

                     Net cash used by investing activities                        22,000                        -

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in notes payable                                                           -                  150,000
   Repayments on notes payable                                                         -                  (50,000)
   Sale of debentures, net of offering expenses                                   40,000                  300,000
   Advances from shareholder                                                      25,000                        -
                                                                       -----------------           --------------

                     Net cash provided by financing activities                    65,000                  400,000

NET CHANGE IN CASH                                                                     -                   23,743

CASH, beginning of period                                                              -                        -
                                                                       -----------------           --------------

CASH, end of period                                                    $           -               $       23,743
                                                                       =================          ===============


1.    ORGANIZATION AND BASIS OF PRESENTATION

      Nature of Operations
      Central Wireless Inc. (the "Company"), which is composed of the companies described below, was engaged in the creation and development of marketing, media and communications solutions. The Company's operations were composed of Vista, a multi-media production company, which included video streaming on the Internet, and Care Mart, which sold medical supplies over the Internet. Based on a January 2002 plan to cease the operations of Vista and Care Mart, the consolidated statements of operations have been presented on a discontinued operations basis.

      As of June 30, 2002, the Company is in the start-up phase of a business engaged in the development and construction of towers for the transmission of broadband, cellular and other wireless communications signals. Customers consist primarily of individuals, businesses, and broadband and wireless carriers desiring to lease or own their own towers. The Company entered this industry through the acquisition on June 28, 2002 of certain assets from KRC Communications, Inc., a Florida corporation ("KRC"). As a result of the acquisition of the assets from KRC, effective control of the Company changed, new officers were elected and new management was appointed.

      The assets acquired from KRC consisted primarily of nine communications site agreements, pursuant to which the Company agreed to construct eight cellular communications towers for the contracting parties (customers) and one tower that is to be constructed and owned by the Company. As of August 8, 2002, preliminary zoning and engineering work has been completed for three of the eight customer towers.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company's significant operating losses, limited financial resources, discontinuation of the operations of Vista and Care Mart and start-up nature of the assets acquired from KRC, raise substantial doubt about its ability to continue as a going concern.

      Reverse Stock Split
      On July 26, 2002, each 20 shares of the Company's common stock which were issued and outstanding or reserved for issuance by the Company, were exchanged for one share of common stock. The share amounts in the accompanying financial statements and notes give effect to this reverse split as if it occurred at the beginning of earliest period presented.

      Unaudited Information
      The consolidated balance sheet as of June 30, 2002 and the consolidated statements of operations for the three month periods ended June 30, 2002 and 2001 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) that are necessary to properly reflect the consolidated financial position of the Company as of June 30, 2002 and the results of operations for the three and six month periods ended June 30, 2002 and 2001.

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

2.    DEBENTURES

      On March 29, 2002, the Company entered into a Letter Agreement (the "Letter Agreement") with four shareholders for the sale of 12% secured convertible debentures, in the principal amount of $50,000, and warrants to purchase up to 50,000 shares of the Company's common stock at a price per share that fluctuates depending on the current market price. Proceeds from the sale of the $50,000 debentures less $10,000 in expenses, were received by the Company on April 8, 2002. The debentures are due March 29, 2003. The Company is currently not in compliance with terms of these or previously issued debentures due to non- payment of interest or principal when due. The total balance of all outstanding debentures at June 30, 2002 was $595,300. The debenture holders have not notified the Company of their intent to accelerate the maturity dates of the debentures.

3.    STOCKHOLDERS' EQUITY

      In June 2002, the Company issued 355,000 shares of common stock as payment for $355,000 in accrued salaries due officers and stockholders and 429,489 shares of common stock as payment for $370,740 in notes payable and accrued interest due stockholders. The Company also issued 50,000 shares of common stock as payment for current and previously accrued legal fees.

      On June 28, 2002, the Company issued 4,150,000 shares of common stock to acquire certain assets of KRC as described in Note 1. The assets consisted primarily of contract rights as described in Note 1. The transaction was recorded based upon the historical cost of the assets, which was nil.

4.    SUBSEQUENT EVENTS

      Debentures
      On July 12, 2002, the Company entered into the 2002 Securities Purchase Agreement with three buyers for the sale of 12% secured convertible debentures, in the principal amount of $600,000, and warrants to purchase up to 120,000 shares of the Company's common stock at a price per share that fluctuates depending on the current market price. On July 12, 2002, the Company sold $200,000 in debentures and warrants to purchase 40,000 shares of common stock. The proceeds to the Company from the sale were $200,000 less $43,200 in closing expenses. The Company anticipates that they may receive up to an additional $400,000 less expenses, through the sale of additional debentures and warrants under the 2002 Securities Purchase Agreement, with the next $200,000 in secured convertible debentures and 40,000 in warrants to be sold within ten days of the day the Company files a Registration Statement covering the shares of common stock that may be issued pursuant to the 2002 Securities Purchase Agreement. After the Registration Statement is declared effective by the Securities and Exchange Commission, the investors may, in their discretion, purchase an additional $200,000 in debentures and warrants to purchase 40,000 shares of the Company's common stock.

      Other Transactions
      On July 1, 2002, CareMart, Inc., a wholly-owned subsidiary of the Company that ceased operations in the first quarter of 2002 ("CareMart"), sold certain assets related to its former operations to a stockholder in exchange for the forgiveness of principal and interest outstanding on a promissory note in the approximate amount of $64,000 and cancellation of the remaining outstanding principal and interest under the promissory note. Additionally, as partial consideration for cancellation of the promissory note, the Company issued 50,000 shares of its common stock to the stockholder. The stockholder is related to the Company's former president and member of the board of directors.

      On July 1, 2002, the Company sold certain assets related to I'm On Air ("IOA"), a development project that is no longer being pursued by the Company, to an entity controlled by an individual who was the former Chief Executive Officer and a former director of the Company, in exchange for the assumption of certain outstanding Company debts in the amount of $10,000.

                                 ***************

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS.

KRC Acquisition

In the second quarter of 2002, the Company entered the telecommunications industry through acquisition of certain assets (the "KRC Acquisition") from KRC Communications, Inc., a Florida corporation ("KRC"). The assets acquired from KRC consisted primarily of nine communications site agreements, pursuant to which the Company agreed to construct eight cellular communications towers for the contracting parties (customers) and one tower that is to be constructed and owned by the Company. As of August 8, 2002, preliminary zoning and engineering work has been completed for three of the eight customers.

The KRC Acquisition was accomplished pursuant to an Asset Purchase Agreement entered into between the Company, KRC, and a shareholder of KRC, on June 28, 2002. In consideration for the assets, the Company issued an aggregate of 83,000,000 shares of the Company's common stock to certain persons, designated by KRC. Immediately after the acquisition, the 83,000,000 shares of common stock issued by the Company represented approximately 66% of the issued and outstanding shares of the Company's common stock, resulting in a change in control of the Company. The shares referred to above are before consideration of the reverse stock split as described below.

As a result of the KRC Acquisition, the Company also underwent a complete change in management. Effective immediately after the acquisition, the board members and officers resigned their board seats and officer positions with the Company. Prior to tendering their resignations, the board members took appropriate action to increase the number of the Company's directors to five persons, and appoint the following persons as directors and officers of the Company:

 Name                                     Positions Held

 Keith Roy Chrismon             director, Chairman of the Board and President
 Kenneth W. Brand               director and Chief Executive Officer
 Steven W. Troyan               director and Vice President of Construction
 Sharon R. Hetman               director and Secretary
 Michael S. Delin               director, Chief Financial Officer and Treasurer

Description of Business

Central Wireless Inc. is a wireless communications infrastructure company. Our primary business is the development and construction of towers for the transmission of broadband, cellular and other wireless communications signals. We also provide related services, including site acquisition, zoning, engineering services, and antennae and line installation. We provide various consulting services to our customers, which include lease negotiation, assistance in regulatory matters, and tower design. We function as the general contractor, and hire construction subcontractors on an as-needed basis to build towers to our customer's specifications. Currently, we have operations in the greater Sarasota, Florida region, Oklahoma, and Minnesota.

We design, engineer and construct the most popular styles of towers for transmission of broadband, cellular and other wireless telecommunications, including the monopole, the guy tower, stealth tower designs, and self-support towers. Our towers broadcast telecommunications signals for PCS, cellular, wireless data, paging and broadcast technologies. Most of our towers are built-to-suit for our customers, to meet their individual needs.

Our customers consist primarily of and broadband and other wireless telecommunications carriers, and individuals or businesses desiring to lease or own telecommunications towers. If we are successful in developing our business, we intend to lease antenna space on towers and rooftop sites that we acquire or lease. In July 2002, we moved our corporate headquarters to Sarasota, Florida, at 4333 South Tamiami Trail, Suite E, Sarasota, Florida 34231, phone number
(941) 927-7571.

Plan of Operations

The Company began construction on three telecommunications towers in July 2002, and intends to begin construction of additional towers if funding is available. Any funds received by the Company are intended to be used primarily for working capital and to fund the construction or purchase of additional towers. The Company is actively seeking new customers and business opportunities, and it intends to expand its business if funding is available.

Results of Operations

The Company ceased all operations in January 2002. In accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Discontinued Events and Extraordinary Items, the Company has presented the operating results for the three and six month periods ended June 30, 2002 and 2001 primarily in one line item as Loss from Operations of Discontinued Divisions. The net loss for the six month period ended June 30, 2002, was $267,768 versus $543,075 for the comparable period in 2001. The net loss for the three month period ended June 30, 2002, was $119,183 versus $378,500 for the comparable period in 2001. The net loss for the three and six month periods ended June 30, 2002, is attributable to interest expense and general and administrative expenses; primarily salaries and wages. The loss from continuing operations for the three and six months ended June 30, 2002 of $27,223 is primarily attributable to expenses incurred to complete the KRC transaction described above. The Company's loss for the three and six month periods ended June 30, 2002 was significantly lower than the loss reported for the comparable periods ended June 30, 2001 due to the discontinuation of its operations in 2002.

Reverse Stock Split

On July 26, 2002, each 20 shares of the Company's common stock which were issued and outstanding or reserved for issuance by the Company, were exchanged for one share of common stock. The share amounts in the accompanying financial statements and notes give effect to this reverse split as if it occurred at the beginning of earliest period presented.

                           PART II - OTHER INFORMATION

ITEM 2.              CHANGES IN SECURITIES.

In June and July 2002, the Company issued certain shares of its common stock, in connection with various transactions described below. All of the shares were issued in reliance on federal exemptions from registration, including, but not limited to, Regulation D promulgated under the 1933 Securities Act. The number of shares reported below have been adjusted to take into account the reverse stock split effective July 26, 2002.

KRC Acquisition

In June 2002, the Company issued an aggregate of 4,150,000 shares of common stock in connection with the acquisition of certain assets from KRC Communications, Inc. For more information regarding the acquisition, please see
Item 2, "Management's Discussion and Analysis", beginning on page 9 of this Form 10-QSB.

Other Stock Issuances

o    In February 2002, AJW Partners, LLC and New Millenium Capital
     Partners II, LLC each elected to convert $1,875 in principal amount of debentures into shares of the Company's common stock. They were issued 31,250 shares each.

o In June 2002, the Company issued 52,330 shares of its common stock to Amen Corner, L.P., a limited partnership that controlled by the Company's former Chief Executive Officer, in exchange for the cancellation of a $50,000 promissory note held by Amen Corner, L.P.

o In June 2002, the Company issued 52,330 shares of its common stock to E. Slavin, a shareholder, in exchange for the cancellation of principal and interest outstanding under a $50,000 promissory note held by E. Slavin.

o In June 2002, the Company issued 52,330 shares of its common stock to G. Kevlin, a shareholder, in exchange for the cancellation of principal and interest outstanding under a $50,000 promissory note held by G. Kevlin.

o In June 2002, the Company issued 60,000 shares of its common stock to Robert Lee Matzig, a former officer and director of the Company, for amounts previously due for consultation services rendered to the Company by Mr. Matzig in the amount of $60,000.

o In June 2002, the Company issued 50,000 shares of its common stock to Hallett & Perrin, P.C., the Company's attorneys, for legal services rendered to the Company in the amount of $50,000.

o In June 2002, the Company issued 25,000 shares of its common stock to R. Distler, a consultant of the Company, for amounts previously due for services rendered to the Company.

o In June 2002, the Company issued 145,000 shares of common stock to the Company's former Chief Executive Officer, in lieu of $145,000 in deferred salary payments, and 125,000 shares of common stock to its former President in lieu of $125,000 in deferred salary payments, in exchange for their release of claims for unpaid deferred compensation earned by them in fiscal 2000, 2001 and 2002.

o In June 2002, the Company issued 210,000 shares of Common Stock to the Company's former Chief Executive Officer in exchange for the cancellation of $210,000 in promissory notes and accounts receivable owed to him.

o In July 2002, the Company issued 50,000 shares of its common stock to C.E. Cunningham, in partial consideration for the forgiveness and cancellation of a $64,000 promissory note held by C.E. Cunningham. Mr. Cunningham is related to the Company's former President.

2002 Securities Purchase Agreement.

On July 12, 2002, the Company entered into a Securities Purchase Agreement with three investors (the "Investors") for the sale of (i) 12% secured convertible debentures of the Company in the aggregate principal amount of up to $600,000, convertible into shares of the Company's common stock, and (ii) warrants to purchase up to 120,000 shares of the Company's common stock.

On July 12, 2002, pursuant to the 2002 Securities Purchase Agreement, the Company sold (i) $200,000 in debentures, and (ii) warrants to purchase 40,000 shares of common stock. The proceeds to the Company from the sale were $156,800 ($200,000 less closing expenses and disbursements in the amount of $43,200). The Company anticipates that it may receive up to an additional $200,000 less expenses, through the sale of additional debentures and warrants under the 2002 Securities Purchase Agreement within ten days of the day the Company files a registration statement covering the shares that may be issued upon conversion of the debentures and exercise of the warrants. After the registration statement is declared effective by the Commission, the Investors may, in their discretion, purchase an additional $200,000 in debentures and warrants covering 80,000 shares of the Company's common stock.

The debentures issued under the 2002 Securities Purchase Agreement are convertible, at the option of the Investors, into shares of the Company's common stock at a conversion price that is equal to the lesser of (i) 50%, multiplied by the average of the lowest three trading prices for the Company's common stock during the 20 trading days immediately prior to the date of the Investors' notice of conversion, and (ii) $0.10. The warrants are exercisable at an exercise price per share equal to $0.20. The debentures are due on July 12, 2003, and the warrants expire on July 12, 2005. Pursuant to the terms of the 2002 Securities Purchase Agreement, the Company is required to reserve for issuance to the investors, two times the number of shares of common stock that may be converted from the debentures or exercised pursuant to the warrants.

In connection with the 2002 Securities Purchase Agreement, Company granted certain demand and piggyback registration rights to the Investors, and agreed to prepare this Registration Statement registering the securities underlying the debentures and the warrants. In addition, the Company granted to the Investors a first priority security interest in substantially all the assets of the Company to secure its obligations under the debentures and the warrants. Moreover, Kenneth W. Brand, the Company's Chief Executive Officer and Keith Roy Chrismon, the Company's President and Chairman of the Board, each pledged the shares of the Company's common stock owned by them, to guarantee the Company's obligations under the 2002 Securities Purchase Agreement.

ITEM 3               DEFAULTS UPON SENIOR SECURITIES

The Company is currently not in compliance with terms of previously issued debentures due to non- payment of interest or principal when due. The total balance of all outstanding debentures at June 30, 2002 was $595,300. The debenture holders have not notified the Company of their intent to accelerate the maturity dates of the debentures.

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K filed during the quarter ended June 30, 2002:  None.

Exhibits:  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 19, 2002
                                    By:/s/ Kenneth W. Brand
                                       ----------------------------------------
                                           Kenneth W. Brand
                                           Chief Executive Officer


                                    By:/s/ Michael S. Delin
                                      -----------------------------------------
                                           Michael S. Delin
                                           Chief Financial Officer