Form 10QSB
period 2002-09-30
CENTRAL WIRELESS INC
filed 2002-11-14
CIK 814070

   As Filed with the Securities and Exchange Commission on November 14, 2002
================================================================================

                                 UNITIED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 30, 2002

                          COMMISSION FILE NO. 033-14065

                             _______________________

                              CENTRAL WIRELESS INC.
                 (Name of Small Business Issuer in Its Charter)

           UTAH                                                 87-0476117
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                          4333 S. TAMINI TRAIL, SUITE E
                             SARASOTA, FLORIDA 34231
                    (Address of Principal Executive Offices)

                                 (941) 929-1534
                           (Issuer's Telephone Number)

                                 (941) 929-1476
                           (Issuer's Facsimile Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of November 14, 2002, the registrant had 7,034,054 shares of common stock, $.001 par value, issued and outstanding.

Transitional small business disclosure format (check one): Yes [ ]   No [X]

================================================================================

                     CENTRAL WIRELESS INC. AND SUBSIDIARIES
                          (formerly e resources, Inc.)


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.
                                                                      Page No.
                                                                      --------

   Balance Sheet                                                        F-3
   Statements of Operations                                             F-4
   Statements of Cash Flows                                             F-5
   Notes to Financial Statements                                        F-6

                     CENTRAL WIRELESS INC. AND SUBSIDIARIES
                          (formerly e resources, Inc.)


                                  CONSOLIDATED BALANCE SHEET

                                      SEPTEMBER 30, 2002
                                          (Unaudited)
                                            ASSETS
                                            ------

CURRENT ASSETS:
   Cash                                                                          $    41,950
   Prepaid expenses                                                                    4,400
                                                                                 ------------
                  Total current assets                                                46,350

OTHER ASSETS                                                                          90,038
                                                                                 ------------
                  Total assets                                                   $   136,388
                                                                                 ============

                            LIABILITIES AND STOCKHOLDERS' DEFICIT
                            -------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                              $   101,808
   Other accrued liabilities                                                         176,951
   Notes payable to stockholders, net of discount of $381,784                        613,516
                                                                                 ------------
                  Total current liabilities                                          892,275

STOCKHOLDERS' DEFICIT:
   Preferred stock, $.01 par value, 10,000,000 shares outstanding, none issued            --
   Common stock, $.001 par value, 250,000,000 shares authorized;
     6,234,054 shares issued and outstanding                                           6,235
   Additional paid-in capital                                                      3,343,241
   Accumulated deficit                                                            (4,105,363)
                                                                                 ------------
                  Total stockholders' deficit                                       (755,887)
                                                                                 ------------

                  Total liabilities and stockholders' deficit                    $   136,388
                                                                                 ============

                    See notes to these consolidated financial statements.

                                             F-3


                                     CENTRAL WIRELESS INC. AND SUBSIDIARIES
                                          (formerly e resources, Inc.)

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                     ---------------------------   ---------------------------
                                                        2002           2001            2002           2001
                                                     ------------   ------------   ------------   ------------
                                                     (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)
CONTINUING OPERATIONS:
   General and administrative expenses               $   280,658    $        --    $   307,881    $        --
                                                     ------------   ------------   ------------   ------------
   Loss from continuing operations                      (280,658)            --       (307,881)            --

DISCONTINUED OPERATIONS -
    Loss from operations of discontinued divisions            --       (488,166)      (240,545)    (1,193,984)
                                                     ------------   ------------   ------------   ------------
          Net Loss                                   $  (280,658)   $  (488,166)   $  (548,426)   $(1,193,984)
                                                     ============   ============   ============   ============
LOSS PER SHARE (basic and diluted):
    Continuing operations                            $      (.05)   $        --    $      (.10)   $        --
    Discontinued operations                                   --           (.55)          (.08)         (1.48)
                                                     ------------   ------------   ------------   ------------
                                                     $      (.05)   $      (.55)   $      (.18)   $     (1.48)
                                                     ============   ============   ============   ============
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                   6,233,511        887,589      3,128,570        808,134
                                                     ============   ============   ============   ============

                             See notes to these consolidated financial statements.

                                                      F-4


                                    CENTRAL WIRELESS INC. AND SUBSIDIARIES
                                         (formerly e resources, Inc.)

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                                 FOR THE NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                 ---------------------------
                                                                                    2002           2001
                                                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                      $  (548,426)   $(1,193,984)
   Adjustments to reconcile net loss to net cash used by operating activities:
       Depreciation and amortization                                                   1,479         38,614
       Loss on disposal of assets                                                      5,987             --
       Bad debt expense                                                                7,789             --
       Common stock for services                                                      24,044         97,500
       Amortization of equity component of notes payable                              53,529        340,500
       Write down of investment                                                           --         37,500
       Changes in operating assets and liabilities:
         Accounts and note receivable                                                     --         17,617
         Prepaid and other                                                            (4,400)       (17,407)
         Unearned revenues                                                                --         (4,309)
         Accounts payable and accrued expenses                                       178,348         39,431
       Other                                                                              --          1,052
                                                                                 ------------   ------------
                  Net cash used by operating activities                             (281,650)      (643,486)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of equipment                                                    22,000             --
   Site acquisition deposit                                                          (90,000)            --
                                                                                 ------------   ------------
                  Net cash used by investing activities                              (68,000)            --

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in notes payable                                                              --        150,000
   Repayments on notes payable                                                            --        (90,000)
   Sale of debentures, net of offering expenses                                      366,600        600,000
   Advances from shareholder                                                          25,000             --
                                                                                 ------------   ------------
                  Net cash provided by financing activities                          391,600        660,000

NET CHANGE IN CASH                                                                    41,950         16,514

CASH, beginning of period                                                                 --             --
                                                                                 ------------   ------------
CASH, end of period                                                              $    41,950    $    16,514
                                                                                 ============   ============

                            See notes to these consolidated financial statements.

                                                     F-5

                     CENTRAL WIRELESS INC. AND SUBSIDIARIES
                          (formerly e resources, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION
     --------------------------------------

     NATURE OF OPERATIONS
     --------------------
     Central Wireless Inc. (formerly e resources, Inc.) (the "Company"), which is composed of the companies described below, was engaged in the creation and development of marketing, media and communications solutions. The Company's operations were composed of Vista, a multi-media production company, which included video streaming on the Internet, and Care Mart, which sold medical supplies over the Internet. Based on a January 2002 plan to cease the operations of Vista and Care Mart, the operations of those entities have been presented on a discontinued operations basis.

     As of September 30, 2002, the Company is in the start-up phase of a business engaged in the development and construction of towers for the transmission of broadband, cellular and other wireless communications signals. Customers consist primarily of individuals, businesses, and broadband and wireless carriers desiring to lease or own their own towers. The Company entered this industry through the acquisition on June 28, 2002 of certain assets from KRC Communications, Inc., a Florida corporation ("KRC"). As a result of the acquisition of the assets from KRC, effective control of the Company changed, new officers were elected and new management was appointed.

     The assets acquired from KRC consisted primarily of nine communications site agreements, pursuant to which the Company agreed to construct eight cellular communications towers for the contracting parties (customers) and one tower that is to be constructed and owned by the Company. As of November 8, 2002, final plans had been completed for one tower and preliminary zoning and engineering work has been completed for three of the eight customer towers.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company's significant operating losses, limited financial resources, discontinuation of the operations of Vista and Care Mart and start-up nature of the assets acquired from KRC, raise substantial doubt about its ability to continue as a going concern.

     REVERSE STOCK SPLIT
     -------------------
     On July 26, 2002, each 20 shares of the Company's common stock which were issued and outstanding or reserved for issuance by the Company, were exchanged for one share of common stock. The share amounts in the accompanying financial statements and notes give effect to this reverse split as if it occurred at the beginning of earliest period presented.

     UNAUDITED INFORMATION
     ---------------------
     The consolidated balance sheet as of September 30, 2002 and the consolidated statements of operations for the three month periods ended September 30, 2002 and 2001 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) that are necessary to properly reflect the consolidated financial position of the Company as of September 30, 2002 and the results of operations for the three and nine-month periods ended September 30, 2002 and 2001.

                     CENTRAL WIRELESS INC. AND SUBSIDIARIES
                          (formerly e resources, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2.   OTHER ASSETS
     ------------

     The Company has paid $90,000 toward the purchase of a tower site from a director of the Company. An additional $45,000 will be paid to the director for the site after the Company's registration statement becomes effective.

3.   DEBENTURES
     ----------

     On March 29, 2002, the Company entered into a Letter Agreement (the "Letter Agreement") with four shareholders for the sale of 12% secured convertible debentures, in the principal amount of $50,000, and warrants to purchase up to 2,500 shares of the Company's common stock at a price per share that fluctuates depending on the current market price. Proceeds from the sale of the $50,000 debentures less $10,000 in expenses, were received by the Company on April 8, 2002. The debentures are due March 29, 2003. The Company is currently not in compliance with terms of these or previously issued debentures due to non- payment of interest or principal when due. If the Company is in default under the debenture agreement and other conditions exist, as defined in the agreement, a 30% penalty may apply. The debenture holders have not notified the Company of their intent to accelerate the maturity dates of the debentures.

     On July 12, 2002, the Company entered into the 2002 Securities Purchase Agreement with three buyers for the sale of 12% secured convertible debentures, in the principal amount of $600,000, and warrants to purchase up to 120,000 shares of the Company's common stock at a price per share that fluctuates depending on the current market price. The debentures may be converted at any time to common stock at a conversion price equal to the lesser of (1) 50% of the average of the lowest three trading prices within the twenty trading days prior to conversion, or (2) $.10 per share. The value of the beneficial conversion feature and the warrants have been recorded as a discount on the debentures and will be amortized into income using the effective interest rate method over the life of the debentures. On July 12, 2002, the Company sold $200,000 in debentures and warrants to purchase 40,000 shares of common stock under this agreement. The proceeds to the Company from the sale were $200,000 less $43,200 in closing expenses. The debentures are due in one year. On September 12, 2002, the Company sold an additional $200,000 in debentures and warrants to purchase 40,000 shares of common stock. The proceeds to the Company from the sale were $200,000 less $30,200 in closing costs. The debentures are due in one year. The Company anticipates that it will receive an additional $200,000 less expenses, through the sale of the remaining debentures and warrants under the 2002 Securities Purchase Agreement, upon the effective date of the Company's registration statement.

     There are $995,300 total debentures outstanding at September 30, 2002.

                     CENTRAL WIRELESS INC. AND SUBSIDIARIES
                          (formerly e resources, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   STOCKHOLDERS' EQUITY
     --------------------

     In June 2002, the Company issued 355,000 shares of common stock as payment for $355,000 in accrued salaries due officers and stockholders and 429,489 shares of common stock as payment for $370,740 in notes payable and accrued interest due stockholders. The Company also issued 50,000 shares of common stock as payment for current and previously accrued legal fees.

     On June 28, 2002, the Company issued 4,150,000 shares of common stock to acquire certain assets of KRC as described in Note 1. The assets consisted primarily of contract rights as described in Note 1. The transaction was recorded based upon the approximate historical cost of the assets, which was nil.

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

     PREFERRED STOCK
     ---------------
     In August 2002, the Company authorized 10,000,000 shares of preferred stock, which may be issued with rights and preferences as determined by the Company's board of directors.

                                 ***************

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WITH THE EXCEPTION OF HISTORICAL MATTERS, THE MATTERS DISCUSSED HEREIN ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. FORWARD LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO STATEMENTS CONCERNING ANTICIPATED TRENDS IN REVENUES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD LOOKING STATEMENTS. THERE IS ABSOLUTELY NO ASSURANCE THAT WE WILL ACHIEVE THE RESULTS EXPRESSED OR IMPLIED IN FORWARD LOOKING STATEMENTS.

KRC ACQUISITION

         In the second quarter of 2002, the Company entered the telecommunications industry through acquisition of certain assets (the "KRC Acquisition") from KRC Communications, Inc., a Florida corporation ("KRC"). The assets acquired from KRC consisted primarily of nine communications site agreements, pursuant to which the Company agreed to construct eight cellular communications towers for the contracting parties (customers) and one tower that is to be constructed and owned by the Company. Currently, preliminary zoning and engineering work has been completed for three of the eight customers.

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

         Our customers consist primarily of and broadband and other wireless telecommunications carriers, and individuals or businesses desiring to lease or own telecommunications towers. If we are successful in developing our business, we intend to lease antenna space on towers and rooftop sites that we acquire or lease. In July 2002, we moved our corporate headquarters to Sarasota, Florida, at 4333 South Tamiami Trail, Suite E, Sarasota, Florida 34231, phone number
(941) 929-1534.

PLAN OF OPERATIONS

         The Company began construction on three telecommunications towers in July 2002, and intends to begin construction of additional towers if funding is available. Any funds received by the Company are intended to be used primarily for working capital and to fund the construction or purchase of additional towers. The Company is actively seeking new customers and business opportunities, and it intends to expand its business if funding is available. There are currently several bids out for projects which have been acquired from our current marketing efforts. Two bids are in Enid, OK and one bid in North Port, Florida

RESULTS OF OPERATIONS

         The Company ceased all operations in January 2002. In accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations
- Discontinued Events and Extraordinary Items, the Company has presented the operating results for the three and nine month periods ended September 30, 2002 and 2001 primarily in one line item as Loss from Operations of Discontinued Divisions. The net loss for the nine month period ended September 30, 2002, was $548,426 versus $1,193,984 for the comparable period in 2001. The net loss for the three month period ended September 30, 2002, was $280,658 versus $488,166 for the comparable period in 2001. The net loss for the three and nine month periods ended September 30, 2002, is attributable to interest expense and general and administrative expenses; primarily salaries and wages. The loss from continuing operations for the three and nine months ended September 30, 2002 of $280,658 and $307,881, respectively, is primarily attributable to expenses incurred to complete the KRC transaction described above and operation of the company since turnover. The Company's loss for the three and nine month periods ended September 30, 2002 was significantly lower than the loss reported for the comparable periods ended September 30, 2001 due to the discontinuation of its operations in 2002.

REVERSE STOCK SPLIT

         On July 26, 2002, each 20 shares of the Company's common stock which were issued and outstanding or reserved for issuance by the Company, were exchanged for one share of common stock. The share amounts in the accompanying financial statements and notes give effect to this reverse split as if it occurred at the beginning of earliest period presented.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

The company had a net working capital deficit on September 30, 2002 of $845,925. Cash consisted of $46,350 as of September 30, 2002. The liabilities consists of Notes from before the change of control as well as the issuance of a Note since the change of control. Additionally, accounts payable and accrued liabilities from before change of control, as well as activity through September 30, 2002 have caused a deficit in net working capital.

Cash Flow From Operating Activity

Net cash used by Operating Activities for the nine months ended September 30, 2002 was $281,650 compared to net cash used for the nine months ended September 30, 2001 of $643,486. This is due to a change in business activities with the change of control on June 28, 2002.

Cash Flow From Investing Activity

For the nine months ended September 30, 2002, the cash flows used and provided from Investing Activities was for the sale of assets from the closing of one of our companies and since the change of control there has been a use of cash for a site acquisition deposit.

Cash Flow From Financing Activity

Cash flows from financing activities for the nine months ended September 30, 2002 and 2001 were $391,600 and $660,000. Cash provided for the nine months ended September 30, 2002 were predominantly from the issuance of convertible debentures with the funds being used for the operation of the business since its change of control. Cash provided for the nine months ended September 30, 2001 was predominantly through the sale of debentures to provide funds for operating costs.

GOING CONCERN

The company has continued to incur operating losses. Management is actively seeking customers for its products. The company is currently operating from proceeds of an issuance of convertible debt securities. Additional financing will be necessary for the company to operate until bid proposals are accepted and contracts secured.

ITEM 3.  CONTROLS AND PROCEDURES

         As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

                                     PART II
                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         The securities described below represent our securities sold by us for the quarter ending September 30, 2002 that were not registered under the Securities Act of 1933, as amended, all of which were issued by us pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions.

PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS FOR CASH

         None.

SALES OF DEBT AND WARRANTS FOR CASH

         On July 12, 2002, the Company entered into the 2002 Securities Purchase Agreement with three buyers for the sale of 12% secured convertible debentures, in the principal amount of $600,000, and warrants to purchase up to 120,000 shares of the Company's common stock at a price per share that fluctuates depending on the current market price. The debentures may be converted at any time to common stock at a conversion price equal to the lesser of (1) 50% of the average of the lowest three trading prices within the twenty trading days prior to conversion, or (2) $.10 per share. The value of the beneficial conversion feature and the warrants have been recorded as a discount on the debentures and will be amortized into income using the effective interest rate method over the life of the debentures. On July 12, 2002, the Company sold $200,000 in debentures and warrants to purchase 40,000 shares of common stock under this agreement. The proceeds to the Company from the sale were $200,000 less $43,200 in closing expenses. The debentures are due in one year. On September 12, 2002, the Company sold an additional $200,000 in debentures and warrants to purchase 40,000 shares of common stock. The proceeds to the Company from the sale were $200,000 less $30,200 in closing costs. The debentures are due in one year.

         The offering of convertible debentures was exempt from registration under Rule 506 of Regulation D and under Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. All persons were accredited investors, represented that they were capable of analyzing the merits and risks of their investment.

OPTION GRANTS

         None.

ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

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

         All of the above offerings and sales were deemed to be exempt under Regulation D and Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of One Voice or executive officers of One Voice, and transfer was restricted by One Voice in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         The Company is currently not in compliance with terms of previously issued debentures due to non-payment of interest or principal when due. The total balance of all outstanding debentures at June 30, 2002 was $595,300. The debenture holders have not notified the Company of their intent to accelerate the maturity dates of the debentures.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable.

ITEM 5.           OTHER INFORMATION

                  Not Applicable.

ITEM 6.           EXHIBITS AND REPORTS ON 8-K:

(a) Exhibits.

Exhibit Number               Description
--------------               -----------

99.1 Certification of the Chief Executive Officer of Central Wireless Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of the Chief Financial Officer of Central Wireless Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) The following reports were filed with the Securities and Exchange Commission during the fiscal quarter ended September 30, 2002:

         1. On July 2, 2002, we filed a Form 8-K relating to a change of control
         2.       On July 16, 2002, we filed a Form 8-K relating to:
                  a.       New corporate address
                  b.       AJW Securities Purchase Agreement
                  c.       Reverse stock split.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CENTRAL WIRELESS INC., a Utah Corporation

Date:  November 14, 2002           By: /s/ Kenneth W, Brand
                                       -----------------------------------------
                                       Kenneth W. Brand, Chief Executive Officer

Date: November 14, 2002            By: /s/ Michael S. Delin
                                       -----------------------------------------
                                       Michael S. Delin, Chief Financial Officer

                                  CERTIFICATION

          I, Kenneth W. Brand, CEO, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Central Wireless
Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ Kenneth W. Brand
-----------------------------
Chief Executive Officer

                                  CERTIFICATION

          I, Michael S. Delin, CFO, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Central Wireless
Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ Michael S. Delin
-------------------------------
Chief Financial Officer