Form 10KSB
period 2002-12-31
CENTRAL WIRELESS INC
filed 2003-04-11
CIK 814070

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 Annual Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
                      For the year ended December 31, 2002

                        COMMISSION FILE NUMBER 33-14065
                        -------------------------------

                             CENTRAL WIRELESS, INC.
                             ----------------------

                 (Name of Small Business Issuer in its Charter)



                     UTAH                               87-0476117
                    ------                              ----------

        (State or Other Jurisdiction of               (I.R.S. Employer
         Incorporation or Organization)             Identification No.)


4333 South Tamiami Trail, Suite E, Sarasota, Florida        34231
----------------------------------------------------        -----
 (Address of principal Executive Offices)                 (Zip Code)


               (941) 929-1534                          (941) 929-1476
               --------------                          --------------
           (Issuer's Telephone Number)           (Issuer's Facsimile Number)


          Securities registered under Sectio 12(g) of the Exchange Act:

                          COMMON STOCK-$.001 PAR VALUE
                          ----------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.

Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this Form 10-KSB.

The issuer did not have revenues during the year ended December 31, 2002.

The approximate aggregate market value of the 16,855,097 shares of voting stock held by non- affiliates of the registrant as of March 26, 2003, based on the average of the closing bid and asked prices of one share of the Common Stock of the Company, as reported on March 28, 2003 was $202,261.

ITEM 1 DESCRIPTION OF BUSINESS

         Central Wireless Inc. is a wireless communications infrastructure company. Our primary business is the development and construction of towers for the transmission of broadband, cellular and other wireless communications signals. We also provide related services, including site acquisition, zoning and engineering services, and antennae and line installation. We provide various consulting services to our customers, which include lease negotiation, assistance in regulatory matters, and tower design. We function as the general contractor, and hire construction subcontractors on an as-needed basis to build towers to our customer's specifications.

         Our customers consist primarily of broadband and other wireless telecommunications carriers, and individuals or businesses desiring to lease or own telecommunications towers. If we are successful in developing our business, we intend to lease antenna space on towers and rooftop sites that we acquire or lease. Our address and phone number are as follows:

                              Central Wireless Inc.
                        4333 South Tamiami Trail, Suite E
                             Sarasota, Florida 34231
                                 (941) 927-7571

         We consider Central Wireless to be in the early development stage. In 2000 and 2001, our company (then e resources inc) provided video production and streaming services and sold healthcare products over the internet. Ultimately, our businesses proved to be unsuccessful and in January 2002, we ceased operations. We resumed operations in July 2002, after changing our business strategy and entering the telecommunications industry by acquiring assets consisting primarily of nine contracts to build telecommunications towers capable of transmitting broadband, cellular and other wireless signals from KRC. In July 2002, we began construction on three towers. Currently, we have operations in the greater Sarasota, Florida region, Oklahoma, and Minnesota. However, if we are successful and can obtain funding, we intend to expand our business to other states.

TELECOMMUNICATIONS TOWERS

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

ANTENNAE INSTALLATION

         In locations where a tower is inappropriate or not desired by the customer, we assist the customer in placing antennas on existing structures or rooftops. We also provide stealth tower designs, which are aesthetically pleasing and blend into the existing structure.

OUR FEES

         We generally bill our customers in installments, at each stage of construction. Depending on the work being performed, we may bill our customers at a fixed price, or on a time and materials basis. The cost of our services depends upon the extent of site acquisition, design and engineering services, the type of tower being constructed, the cost of materials, the height and location of the tower, and special factors.

ENGINEERING, CONSULTING AND DESIGN SERVICES

         We provide engineering, consulting and design services for the towers we construct. Each tower is designed and engineered based upon the intended use of the tower by the customer, the location of the tower, signal capabilities, and the terrain. We consider the effects that wind, ice and other elements might have on our towers, area demographics, and localized objects that may interfere with reception. We take pride in tailoring each of our towers for our customers' specific needs. We also design "stealth" towers, creating innovate structures that blend into the surroundings. For example, a cleverly designed antenna can look like a tree, a work of art, or a part of the building on which it is located.

SITE ACQUISITION AND ZONING SERVICES

         We believe tower location is essential to providing clear signal transmission. We assist our customers in locating suitable real properties for tower development projects, and in negotiating the lease or purchase of those locations. We have extensive experience in identifying appropriate sites for telecommunications towers, and we frequently assist our clients with site acquisition. We also assist our customers in obtaining FAA, state and local regulatory approval, and work closely with the local zoning authorities to obtain any required permits.

RESEARCH AND DEVELOPMENT

         Due to the nature of its business, Central Wireless does not expend a material amount of funds on research and development.

MARKETING AND PROMOTION

         Because Central Wireless is in the early development stage, at this time, we do not spend a material amount on marketing and promotion. We market Central Wireless within the telecommunications industry through our management's network of industry relationships, and promote Central Wireless at industry trade shows. If we are successful in expanding our business, we intend to increase our marketing and promotion activities.

REGULATORY MATTERS

         Both the Federal Aviation Administration (the "FAA") and the Federal Communications Commission (the "FCC") regulate telecommunications towers used for broadband and other wireless communications. The FAA regulations govern many aspects of tower construction which are relevant to our company. The location and height of our towers may be limited by FAA regulations, and with the construction of each new tower, modification of an existing tower, or antenna placement, we must obtain FAA approval. These regulations are intended to insure that the towers and antennas will not interfere with nearby airports and airplane traffic.

         The FCC separately regulates and licenses wireless communications devices operating on telecommunications towers based upon the particular frequency used. These regulations affect the owners of the equipment placed on the towers, so unless we own or operate towers, we are not subject to FCC regulations. However, our customers are subject to FCC regulations. Currently, we are only occasionally involved in FCC regulatory matters. However, we expect that our involvement with FCC regulation with increase, particularly if we begin to own and operate telecommunications towers.

         We also must comply with state and local regulations, including zoning ordinances and various laws designed to protect historical sites. Ordinances and regulations vary state by state and by location, and we research the state and local requirements for each tower we construct. We assist our clients in obtaining the requisite approval and guide them through the zoning process. If we decide to enter markets outside the United States, we will be subject to regulations in foreign jurisdictions.

ENVIRONMENTAL MATTERS

         Our construction process is subject to regulations promulgated under the National Environmental Policy Act of 1969. We also must comply with various federal, state and local environmental regulations, including regulations relating to the use, storage, disposal, emission and remediation of, and exposure to, hazardous and non-hazardous substances, materials, and waste. We routinely perform environmental assessments as a part of the construction process.

         We believe that the nature of our business exposes us to environmental liability under various federal, state and local regulations. This liability may exist even if we did not cause the contamination, or if we no longer own or operate the contaminated property. The costs which we may be held liable for include, but are not limited to, the expense of investigation of potential environmental contamination, and removal or remediation of soil and groundwater contaminated by hazardous substances or wastes.

COMPETITION

         We compete with both small and large companies on a national basis. Our competitors include companies offering built-to-suit towers, and companies offering lease space in towers already constructed. Some of our largest competitors include American Tower Corporation, Pinnacle Holdings, Inc., SBA Communications, Inc., and Crown International. These competitors in particular, and most of our other competitors, have significantly greater resources than we do. We believe that we offer competitive prices and specialized service that sets us apart from our competitors. We believe that the telecommunications market is an emerging market and we expect our competition to increase.

SUPPLIERS

         We purchase prefabricated tower and antennae components from a variety of suppliers on an as-needed basis for each tower we construct. In the past, we have not experienced any difficulties in obtaining tower components, which have generally been readily available when needed at competitive prices.

EMPLOYEES

         As of March 24, 2003, we employed two full-time employees, Kenneth W. Brand, and Steven W. Troyan, and one part-time employee, Sharon R. Hetman. For compensation information, please see the section entitled "Executive Compensation". Central Wireless does not intend to hire any new employees in fiscal 2003. We considers our relations with our employees to be good.

BUSINESS DEVELOPMENT AND HISTORY

         Central Wireless Inc. (formerly e resources inc, Dryden Industries, Inc., Dry Dairy International, Inc., and Wonder Capital, Inc.), was incorporated under the laws of the state of Utah on March 6, 1987. Our company was originally formed as an acquisition vehicle for ongoing privately held business entities, which would be aggregated in order to maximize the value of their equity.

         Our company engaged in a public offering of its securities and on February 11, 1988, we closed our initial public offering having sold 1,990,000 units at the offering price of $0.10 per unit. We subsequently attempted to conduct various businesses, but was unsuccessful in our efforts.

         In 1998, we discontinued operations in our operating subsidiaries as a result of recurring losses and sold the corporations that comprised our previous operating subsidiaries. We then changed our status to a development stage company in December 1999.

VISTA AND CAREMART ACQUISITIONS

         In January 2000, we completed a contribution agreement whereby we issued shares of our common stock before a 1-for-20 reverse split in exchange for all partnership interests in Vista Photographic and Video Group, Ltd ("Vista"). The shares issued by us represented approximately 25% of the total shares of our issued and outstanding shares immediately following the acquisition, which was completed in February 2000.

         On April 28, 2000, we acquired all the outstanding capital stock of CareMart, Inc. ("CareMart"), a Delaware company. The acquisition was accomplished pursuant to a reverse triangular merger, whereby CareMart was merged with a wholly-owned subsidiary of our company in accordance with a merger agreement entered into between the parties on March 17, 2000. Immediately prior to the merger, CareMart acquired all the outstanding capital stock of Cunningham & Cunningham Health Concerns, a Texas corporation ("CC&H"). CC&H operated the business of CareMart prior to the merger.

         In 2000 and 2001, we operated Vista and CareMart and attempted several original business concepts, including creation of a "business incubator" for e-commerce based businesses, and "I'm On Air," a communication and marketing system based on a proprietary digital media platform. Ultimately, all of our businesses proved unsuccessful and in January 2002, we ceased operating Vista and CareMart and decided to forgo development of our other business concepts. We sold substantially all remaining assets related to our former business operations and dissolved all of our subsidiaries in 2002, as none had existing operations. We did not commence operations again until after the acquisition of assets from KRC on June 28, 2002.

SHARE EXCHANGE TO ACQUIRE STOCK OF ALLIANCE TOWERS, INC.

         On February 20, 2003 Central Wireless Inc entered into a share exchange agreement to exchange 100,000,000 shares of Central Wireless Inc stock for 100,000,000 shares of Alliance Towers, Inc from the personal holdings of Robert Sandburg, Kenneth W. Brand and Michael S. Delin. The exchange is considered in the best interest of the company. The newly acquired shares of Alliance Towers Inc was acquired for possible investment purposes in the future and to align Central Wireless Inc with Alliance Towers. Additionally, Central Wireless Inc and Alliance Towers Inc entered into a Letter of Agreement to perform design and construction services for Alliance Towers, Inc.

ITEM 2 DESCRIPTION OF PROPERTY

FACILITIES
----------

         Our corporate headquarters is located at 4333 South Tamiami Trial, Suite E, Sarasota, Florida 34231 and our phone number is (941) 929-1534. We currently lease approximately 800 square feet of office space on a month-to-month basis. Our rent is currently $750 per month. If our landlord terminates our lease, we believe that we could find suitable office space at comparable rates. Our offices are in good condition, and we believe our offices are adequate for our current needs.


ITEM 3 LEGAL PROCEEDINGS

         The Company is not currently involved in any legal proceeding that could have a material adverse effect on the results of operations or the financial condition of the Company. From time to time, the Company may become a party to litigation incidental to its business. There can be no assurance that any future legal proceedings will not have a material adverse affect on the Company.


ITEM 4 SUBMISSION FOR MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II
                                     -------

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         Our common stock, par value $.001 per share, is traded on the OTCBB under the symbol "CWIR." The following table provides the high and low bid prices for our common stock as reported by the OTCBB. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.


                      COMMON STOCK OF CENTRAL WIRELESS INC.
                               FIRST QUARTER 2003



Fiscal Year Ending December 31, 2003               High               Low
                                                   -----             -----
First Quarter (As of March 24, 2003)               $0.05             $0.01



                      COMMON STOCK OF CENTRAL WIRELESS INC.
                             FISCAL YEAR ENDED 2002



Fiscal Year Ending December 31, 2002(1)            High               Low
                                                   -----             -----
First Quarter                                      $0.19             $0.08
Second Quarter                                     $0.60             $0.08
Third Quarter                                      $0.19             $0.06
Fourth Quarter                                     $0.12             $0.03



                      COMMON STOCK OF CENTRAL WIRELESS INC.
                             FISCAL YEAR ENDED 2001



Fiscal Year Ending December 31, 2001(2)            High                Low
                                                   -----             -------
First Quarter                                      $0.13             $0.06
Second Quarter                                     $0.12             $0.045
Third Quarter                                      $1.00             $0.006
Fourth Quarter                                     $0.06             $0.005




(1) The prices have been adjusted to reflect the twenty-to-one (20:1) reverse stock split effective July 26, 2002.

(2) The prices reported have not been adjusted to reflect the twenty-to-one reverse stock split effective July 26, 2002. Central Wireless was unable, without unreasonable effort or expense, to obtain prices for its common stock from a reputable charting service on a post-reverse stock spit basis for 2000 and 2001.

Since our inception, we have not paid any dividends on our common stock. We intend to retain any earnings for use in our business activities; therefore, we do not anticipate that we will pay dividends in the foreseeable future. At March 24, 2003, we had approximately 307 shareholders of record based on information provided by our transfer agent. Colonial Stock Transfer.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The purpose of the following discussion and analysis is to explain our current financial condition and to comment on the major factors affecting our results of operations and variance of results between periods. We encourage you to read the following discussion together with the financial statements and notes to the financial statements beginning on page F-1 of this Prospectus.

FISCAL 2001

Management believes that our consolidated net loss of $1,742,599 for the year ended December 31, 2001 was primarily due to our inability to raise the necessary capital to implement our business plan. Throughout fiscal year 2001, we attempted to reposition our operating subsidiaries and develop a communications and marketing system; however, without significant resources and working capital, our efforts failed. In January 2002, operations in all of our operating subsidiaries ceased.

KRC ACQUISITION

In the second quarter of 2002, we entered the telecommunications industry through acquisition of assets from KRC. The assets acquired from KRC consisted primarily of nine communications site agreements, pursuant to which we agreed to construct eight cellular communications towers for the contracting parties (customers) and one tower that is to be constructed and owned by Central Wireless. Currently, preliminary zoning and engineering work has been completed for three of the towers.

The acquisition was accomplished pursuant to an Asset Purchase Agreement entered into between our company, KRC and a shareholder of KRC on June 28, 2002. In consideration for the assets, we issued 4,150,000 shares of our common stock to seven shareholders designated by KRC in the Asset Purchase Agreement. Immediately after the acquisition, the shares of common stock issued by us represented approximately 66% of the issued and outstanding shares of our common stock, resulting in a change in control.

As a result of the acquisition, we underwent a complete change in management. Effective immediately after the acquisition, Christopher D. Curtis, Charles C. Cunningham, and R. Lee Matzig resigned their board and officer positions. Prior to tendering their resignations, the board members took appropriate action to increase the number of the directors to five persons, and to appoint the following persons as directors and officers:

Name                                 Positions Held
----                                 --------------
Keith Roy Chrismon         Director, Chairman of the Board and President
Kenneth W. Brand           Director and Chief Executive Officer
Steven W. Troyan           Director and Vice President of Construction
Sharon R. Hetman           Director and Secretary
Michael S. Delin           Director, Chief Financial Officer and Treasurer

In connection with the acquisition, we terminated our employment agreements with Mr. Curtis and Mr. Cunningham. These former officers did not receive termination pay or benefits in connection with their termination of employment.

PLAN OF OPERATIONS FOR 2003

Central Wireless will continue to market and expand its client base by offering quality services at competitive pricing. The market is still highly competitive, but we envision that the industry will gain momentum during the third and fourth quarters of the year.

An area of potential increased growth is in the wireless broadband. Central Wireless has personnel trained in the deployment of "line of site" broadband technology. We have negotiated an agreement to become a contractor for a large county wide deployment of wireless broadband services in South Carolina. The potential for an expansion of this type of service to other counties is currently being negotiated by our client.

Central Wireless will be executing an agreement to allow the company to be licensed in and perform General Contracting services in the following states:
Alabama, Mississippi, Georgia, Tennessee, North and South Carolina, Louisiana, as well as Florida. The licensing in these states will allow Central Wireless to direct perform many of the tasks previously subcontracted. This ability will lead to an increased revenue stream and additional profitability. Upon the completion of the licensing process, we will complete the qualification processes to allow Central Wireless to bid and execute work for major owner and management firms such as Crown Castle USA, Bechtel Telecommunications and other firms involved in E-911 equipment installation.

The site acquisition, zoning and engineering side of the business will continue to be an area of focus. The bundling of these services along with the General Contracting services will further our competitive edge in our ability to provide total turnkey solutions to our clients.

Central Wireless will continue to focus on our key business while looking for opportunities to expand our revenue and client base. We are committed to performing the work in the most efficient manner possible, while maintaining low overheads. This philosophy will lead to structured growth and the realization of the maximum return to our stockholders.


ADVISORY SERVICE AGREEMENT

We entered into an Advisory Service Agreement effective as of January 16, 2003 with Earl Ingarfield. Mr. Ingarfield's is engaged to:

         o    review our existing financial reporting system,
         o attend e commerce and other industry conferences, and advise us on trends and strategies for the industry,
         o negotiate or assist in the negotiation of source, distribution and marketing agreements
         o assist in preparation and completion of all press release and investor relations communications
         o    assist in the development of a marketing strategy
         o    consult with the company on general business and financial issues
         o design and arrange public and investor relations agreements for the company
         o    assist in the preparation and completion of all SEC filings

The initial term of the agreement is 6 months and Mr. Ingarfield will receive a total of 30 million shares.

TOWER AGREEMENTS

We currently have eight agreements with various customers to build telecommunications towers, and one agreement to construct a tower that Central Wireless will own. These agreements generally have the following terms:

- Term. The agreements generally have a one year term.

- Payment. Customers are generally required to pay a deposit to cover zoning and licensing costs when the agreement is signed, and make scheduled payments during the construction process.

- Termination. The agreements can be terminated by the customer, for inability to obtain licenses, permits, or other regulatory approval, if the tower would be impractical for economic or technological reasons, or for other reasons, upon 30 days notice to Central Wireless.

Sharon R. Hetman, our Company Secretary and a director, is a contracting party to two of the agreements. Please see "Certain Relationships and Related Transactions," beginning on page 38 of this Prospectus.

RESULTS OF OPERATIONS

The Company ceased all operations of its prior business activities in January 2002. In accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Discontinued Events and Extraordinary Items, the Company has presented the operating results related to these businesses for the years ended December 31, 2002 and 2001 primarily in one line item as Loss from Operations of Discontinued Divisions. The net loss for the year ended December 31, 2002, was $791,272 versus $1,742,599 for the comparable period in 2001. The loss from continuing operations for the year ended December 31, 2002 of $532,547, is primarily attributable to expenses incurred to complete the KRC transaction described above and operation of the company since that time. The Company's loss from discontinued operations for the year ended December 31, 2002 was significantly lower than the loss reported for the comparable period ended December 31, 2001 due to the discontinuation of operations in January 2002.

REVERSE STOCK SPLIT

On July 26, 2002, each 20 shares of the Company's common stock which were issued and outstanding or reserved for issuance by the Company, were exchanged for one share of common stock. The share amounts in the accompanying financial statements and notes give effect to this reverse split as if it occurred at the beginning of earliest period presented.

LIQUIDITY AND CAPITAL REQUIREMENTS

Working Capital

The company had a net working capital deficit on December 31, 2002 of $947,494. Cash consisted of $58,377 as of December 31, 2002. The liabilities consists of Notes from before the change of control as well as the issuance of Note's since the change of control. Additionally, accounts payable and accrued liabilities from before change of control, as well as activity through December 31, 2002 have caused a deficit in net working capital.

Cash Flow From Operating Activity

Net cash used by Operating Activities for the year ended December 31, 2002 was $394,743 compared to net cash used for the year ended December 31, 2001 of $693,397. This is due to a change in business activities with the change of control on June 28, 2002 and a decrease in net loss in 2002.

Cash Flow From Investing Activity

For the year ended December 31, 2002, the cash flows used from Investing Activities was a use of cash for a site acquisition deposit.

Cash Flow From Financing Activity

Cash flows from financing activities for the years ended December 31, 2002 and 2001 were $588,120 and $693,397. Cash provided for the year emded December 31, 2002, were predominantly from the issuance of convertible debentures with the funds being used for the operation of the business since its change of control. Cash provided for the year ended December 31, 2001 was predominantly through the sale of debentures to provide funds for operating costs.

GOING CONCERN

The company has continued to incur operating losses. Management is actively seeking customers for its products. The company is currently operating from proceeds of an issuance of convertible debt securities. Additional financing will be necessary for the company to operate until bid proposals are accepted and contracts secured.

During 2002, we sold an aggregate of $650,000 of secured convertible debentures, and warrants to purchase 122,500 shares of common stock to the Investors, for aggregate proceeds of $519,400 ($650,000 less expenses and disbursements of $130,600) under the Letter Agreement and the 2002 Securities Purchase Agreement. For more information about these transactions, please see "The Investors" and "Secured Convertible Debentures," beginning on page __ of this Prospectus.

DEFAULT UPON SENIOR SECURITIES

On May 8, 2002, $274,525 in debentures, plus accrued and unpaid interest in the amount of $23,220, became due of which $1,875 was subsequently converted to common stock, and on July 30, 2002, $272,650 in debentures, plus accrued and unpaid interest, became due. These debentures were sold to two of the Investors under the 2001 Securities Purchase Agreement. If we are in default under the debenture agreement and other conditions exist as defined in the agreement, a penalty may apply which would increase the amount due by at least 30% in excess of the amounts previously due under the agreement. We have not paid the principal, interest and penalties we owe under these debentures, and we do not have the money to pay off the outstanding balances of the debentures. The Investors have not given notice to us of collection proceedings or other actions they intend to take with respect to the unpaid amounts.

We have entered into security agreements in favor of the Investors covering substantially all of our assets, in order to secure our obligations under the debentures and the warrants. Because we failed to timely pay the debentures sold under the 2001 Securities Purchase Agreement, the Investors may exercise their rights under the security agreements, including the right to take possession of our assets, sell those assets, and apply the proceeds of such sales to pay down the outstanding balance of the debentures. The Investors have not given us notice that they intend to take action under the security agreements; however, they have the right to take action at any time they choose. If the Investors decide to foreclose on our assets, we would not be able to prevent the foreclosure, resulting in the sale of some or all of our assets. In such event, persons purchasing our common stock could lose their entire investment.

THE INVESTORS

Our lenders are the Investors, a group of four accredited investors who as of December 31, 2002, have purchased an aggregate of $1,250,000 in secured convertible debentures and warrants from Central Wireless under the 2001 Securities Purchase Agreement, the Letter Agreement and the 2002 Securities Purchase Agreement. All of the proceeds recovered from the Investors have been exhausted by us.

The terms of our agreements with the Investors place substantial restrictions on our ability to take certain actions, and require us to comply with covenants in the 2001 Securities Purchase Agreement, the 2002 Securities Purchase Agreement, and the related investment documents. The principal terms of our agreements with the Investors include the following:

SECURED CONVERTIBLE DEBENTURES

- Amount Sold - As of December 31, 2002, we have sold an aggregate of $1,250,000 in secured convertible debentures to the Investors under the 2001 Securities Purchase Agreement, the Letter Agreement and the 2002 Securities Purchase Agreement.

- Interest Rate and Maturity - The interest rate on the debentures is 12%, or 15% if the debentures are in default. $274,525 in principal and $23,220 in interest became due on May 8, 2002, of which $1,875 was subsequently converted to common stock; $272,650 in principal plus accrued interest became due on July 30, 2002; $50,000 in principal plus accrued interest becomes due on March 29, 2003; $200,000 in principal plus accrued interest becomes due on July 12, 2003; and $200,000 in principal plus accrued interest becomes due on September 12, 2003; and $200,000 in principal plus accrued interest becomes due on December 20, 2003.

- Debentures - All Debentures are in default - $600,000 in debentures due May 8, 2002 and July 30, 2002 are in default for nonpayment upon maturity. The Investors have not informed us of any collection proceedings or other actions they intend to take with respect to the unpaid amounts.

- Conversion Feature - The debentures are convertible into shares of our common stock at the conversion price, which is calculated using the formula in the debentures. The conversion price is significantly lower than our common stock's trading price on the OTCBB at any given time. The conversion price is equal to the lesser of (i) 50%, multiplied by the average of the lowest three trading prices for our common stock during the 20 trading days immediately prior to the notice of conversion, and (ii) a fixed conversion price ranging from $0.60 to $.10.

- Antidilution Provisions- if we sell shares of common stock for consideration per share that is less than the conversion price, then the conversion price is decreased to equal the lower price per share. The number of shares issuable to the Investors is adjustable upon the issuance of dividends, the distribution of assets, mergers, consolidations, recapitalizations, and similar events.

- Dividends - We cannot distribute dividends in shares of stock or repurchase our shares without obtaining the Investors' prior written consent.

- Borrowings - In general, we cannot borrow from sources other than the Investors while the debentures are outstanding, without obtaining the Investors' prior written consent.

- Asset Sales - We cannot sell or otherwise dispose of any significant portion of our assets outside the ordinary course of business without obtaining the Investors' prior written consent.

- Lending Restrictions - We cannot lend money or make advances to any person, including our officers and directors. We cannot assume, guarantee endorse, or agree to purchase or become liable for another person's obligations, except for transactions in the ordinary course of business.

- Creditors - we may not have filed for bankruptcy protection, had bankruptcy proceedings filed against us, had a judgment filed against us in excess of $50,000, or had an assignment for the benefit of creditors or apply for or consent to the appointment of a receiver or trustee for our properties or business.

- Default - If we fail to timely convert the debentures upon the Investors' request, we owe $1,000 for each day beyond the deadline that we fail to comply. If we are in default under the debenture agreement and other conditions exist as defined in the agreement, a penalty may apply which would increase the amount due by at least 30% in excess of the amounts previously due under the agreement. The Investors have the right to convert the default amount into shares of common stock.

- Prepayment - If we prepay the debentures, we owe a prepayment penalty equal to 30% of the outstanding principal plus accrued interest, plus any default interest or penalties.

COVENANTS AND OTHER RESTRICTIONS

- Reservation and Registration of Shares - 200% of the number of shares of common stock that could be issued to the Investors upon full conversion of the debentures and full exercise of the warrants, must be reserved by us, and a Registration Statement must be filed and be declared effective by the Commission covering those shares for resale by the Investors. The Registration Statement must remain effective and available for the Investors to resell the shares of common stock received upon conversion of the debentures and exercise of the warrants. If the number of shares of common stock registered at any given time is inadequate, we are obligated to file an amended or new registration statement covering additional shares of common stock. The process of preparing and filing a registration statement is a time-consuming, costly process. Furthermore, it is a default under our agreements with the Investors if the Commission does not declare the registration statement effective within 90 days of the date of the debentures and warrants were issued.

- Listing and Eligibility - Our common stock must remain listed on the OTCBB or an equivalent exchange, and must remain eligible to file a Form SB-2 or S-1 Registration Statement.

- Mergers, etc. - We are prohibited from merging or consolidating with or into another company or transferring all or substantially all of our assets to another company.

- Lock Up Period - We cannot offer convertible debentures, warrants and other equity offerings similar to the securities sold under the 2002 Securities Purchase Agreement to any person without first offering such securities to the Investors, for a period beginning on July 12, 2002 and ending on the later of
(i) 270 days from July 12, 2002 and (ii) 180 days from the date the Registration Statement is declared effective (the "Lock Up Period"). With certain exceptions, we also agreed not to conduct any equity financings (including debt with an equity component) during the period beginning on July 12, 2002 and ending 2 years after the end of the Lock-up Period unless we give the Investors an opportunity to participate in the offering on the same terms and conditions.

- General - we must remain in compliance with all of our obligations under the 2001 Securities Purchase Agreement, the Letter Agreement and the 2002 Securities Purchase Agreement, and the convertible debentures and warrants issued under those agreements.

- Security - we granted the Investors a first priority security interest in substantially all of our assets to secure our obligations under the 2001 Securities Purchase Agreement, the Letter Agreement and the 2002 Securities Purchase Agreement.

- Pledge and Guaranty - Kenneth W. Brand, our Chief Executive Officer and Keith Roy Chrismon, our President and Chairman of the Board, each pledged the shares of common stock owned by them to the Investors, to ensure our obligations under the 2002 Securities Purchase Agreement and the related debentures and warrants.

WARRANTS

- Amount Sold - As of December 31, 2002, we have sold warrants for an aggregate of 152,500 shares of common stock to the Investors under the 2001 Securities Purchase Agreement, the Letter Agreement and the 2002 Securities Purchase Agreement.

- Expiration Date - Warrants to purchase 15,000 shares of common stock expire May 8, 2004; warrants to purchase 15,000 shares of common stock expire July 30, 2004; warrants to purchase 2,500 shares of common stock expire March 29, 2005; warrants to purchase 40,000 shares of common stock expire July 12, 2005; and warrants to purchase 40,000 shares of common stock expire September 12, 2005: and warrants to purchase 40,000 shares of common stock expire December 31, 2005

- Exercise Price - The warrants are exercisable for shares of our common stock at the exercise price, which, for shares sold under the Letter Agreement and the 2001 Securities Purchase Agreement is calculated by a formula, and for shares sold under the 2002 Securities Purchase Agreement is a fixed price of $0.20 per share. The exercise price for shares sold under the Letter Agreement and the 2001 Securities Purchase Agreement is $0.05 per share.

All our agreements with the Investors have been filed with the Commission as attachments to various public filings we made with the Commission and are available for viewing without charge, at the Commission's website, www.sec.gov. For information on obtaining copies of these documents, please see "Other Available Information".

REVERSE STOCK SPLIT

Pursuant to an agreement with the Investors, we were required to effect a twenty-to-one (20:1) reverse split of our common stock. On July 26, 2002 the effective date of the reverse stock split, each 20 shares of common stock which were issued and outstanding or reserved for issuance by us, were exchanged for one share of common stock. Fractional shares were rounded up to the next share. Unless otherwise noted, all shares reported in this Form 10KSB have been adjusted to reflect the reverse stock split.

2002 Annual Shareholders' Meeting

Central Wireless held its Annual Meeting of Shareholders at the offices of Hallett & Perrin, P.C., our former legal counsel, located at 2001 Bryan Street, Suite 3900, Dallas, Texas, 75201 on August 16, 2002, at 10:00 a.m., local time. At the meeting, shareholders holding a majority of the issued and outstanding shares of our common stock considered and approved the following matters:

- the election of the following five persons as directors of Central Wireless for the ensuing year: Keith Roy Chrismon, Kenneth W. Brand, Steven Troyan, Sharon R. Hetman and Michael S. Delin;

- an amendment to our Articles of Incorporation to change our name to "Central Wireless Inc.";

- an amendment to the our Articles of Incorporation to authorize 10 million shares of "blank check" preferred stock, $0.01 par value; and

- the appointment of Hein + Associates LLP as our independent public accountants for the 2002 fiscal year.

All of these proposals were approved by a majority of the issued and outstanding shares of our common stock.

ITEM 7 FINANCIAL STATEMENTS





                             CENTRAL WIRELESS, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                    CONTENTS

                                                                     Page

INDEPENDENT AUDITORS' REPORT                                          F-1

FINANCIAL STATEMENTS:
  Balance Sheet                                                       F-2
  Statements of Operations                                            F-3
  Statement of Stockholders' Equity                                   F-4
  Statements of Cash Flows                                            F-5
  Notes to Financial Statements                                    F-6 - F-12

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Central Wireless, Inc.
Sarasota, Florida


We have audited the accompanying consolidated balance sheet of Central Wireless, Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Wireless, Inc. and Subsidiaries as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred significant operating losses and its current operations are in the start-up phase. Also, the Company has limited financial resources and is in default under its debt agreements. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.




HEIN + ASSOCIATES LLP

Dallas, Texas
March 5, 2003

                     CENTRAL WIRELESS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2002

                                     ASSETS
                                     ------

CURRENT ASSETS:
   Cash                                                             $    58,377
   Prepaid expenses                                                       2,000
                                                                    ------------
                  Total current assets                                   60,377

TOWER SITE AND IMPROVEMENT COSTS                                        135,000
                                                                    ------------

                  Total assets                                      $   195,377
                                                                    ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                 $    60,152
   Other accrued expenses                                               284,099
   Notes payable to stockholders, net of discounts of $526,534          663,620
                                                                    ------------
                  Total current liabilities                           1,007,871

COMMITMENTS AND CONTINGENCY (Notes 4, 5 and 8)

STOCKHOLDERS' DEFICIT:
   Preferred stock, $.01 par value, 10,000,000 shares authorized;
     no shares issued or outstanding                                         --
   Common stock, $.001 par value, 250,000,000 shares authorized;
     6,127,122 shares outstanding                                         6,127
   Additional paid-in capital                                         3,549,798
   Accumulated deficit prior to re-entering development stage        (3,557,147)
   Accumulated deficit since re-entering development stage             (791,272)
   Treasury stock, at cost; 1,250,000 shares                            (20,000)
                                                                    ------------
                  Total stockholders' deficit                          (812,494)
                                                                    ------------

                  Total liabilities and stockholders' deficit       $   195,377
                                                                    ============

       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                     CENTRAL WIRELESS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          FOR THE YEAR ENDED
                                                             DECEMBER 31,
                                                     ---------------------------
                                                         2002           2001
                                                     ------------   ------------

GENERAL AND ADMINISTRATIVE EXPENSES                  $   376,896    $        --
                                                     ------------   ------------

OPERATING LOSS                                          (376,896)            --

INTEREST EXPENSE                                        (155,651)            --
                                                     ------------   ------------

LOSS FROM CONTINUING OPERATIONS                         (532,547)            --

DISCONTINUED OPERATIONS:
  Loss from operations of discontinued divisions        (266,177)    (1,593,059)
  Gain (loss) on disposal of discontinued divisions        7,452       (149,540)
                                                     ------------   ------------
      Loss from discontinued operations                 (258,725)    (1,742,599)
                                                     ------------   ------------

NET LOSS                                             $  (791,272)   $(1,742,599)
                                                     ============   ============

LOSS PER SHARE (basic and diluted):
  Continuing operations                              $      (.13)   $        --
  Discontinued operations                                   (.07)         (2.06)
                                                     ------------   ------------
      Net loss                                       $      (.20)   $     (2.06)
                                                     ------------   ------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING          3,805,440        846,284
                                                     ============   ============

       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                               CENTRAL WIRELESS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                    FOR THE PERIOD FROM JANUARY 1, 2001 THROUGH DECEMBER 31, 2002


                                           Common Stock           Additional
                                   ---------------------------     Paid-in      Accumulated
                                      Shares         Amount        Capital        Deficit
                                   ------------   ------------   ------------   ------------

BALANCES, January 1, 2001              726,448    $       726    $ 1,576,616    $(1,814,548)

Shares issued for services
 performed in prior year                 8,600              9             (9)            --

Beneficial conversion feature of
 debentures and related warrants            --             --        340,500             --

Conversion of debentures               378,541            378         55,701             --

Shares issued for services              85,859             86         97,414             --

Options granted to consultants              --             --         72,000             --

Net loss for year                           --             --             --     (1,742,599)
                                   ------------   ------------   ------------   ------------

BALANCES, December 31, 2001          1,199,448          1,199      2,142,222     (3,557,147)

Shares issued for services             888,720            889        132,111             --

Conversion of payables and
 debentures                          1,138,954          1,139        763,152             --

Beneficial conversion feature of
 debentures and related warrants            --             --        515,213             --

Acquisition of assets                4,150,000          4,150         (4,150)            --

Treasury stock acquired             (1,250,000)        (1,250)         1,250             --

Net loss for the year                       --             --             --       (791,272)
                                   ------------   ------------   ------------   ------------
BALANCES, December 31, 2002          6,127,122    $     6,127    $ 3,549,798    $(4,348,419)
                                   ============   ============   ============   ============

                                                                                 (CONTINUED)

                                             Treasury Stock
                                       --------------------------
                                          Shares        Amount          Total
                                       ------------  ------------   ------------

BALANCES, January 1, 2001                       --   $        --    $  (237,206)

Shares issued for services
 performed in prior year                        --            --             --

Beneficial conversion feature of
 debentures and related warrants                --            --        340,500

Conversion of debentures                        --            --         56,079

Shares issued for services                      --            --         97,500

Options granted to consultants                  --            --         72,000

Net loss for year                               --            --     (1,742,599)
                                       ------------  ------------   ------------

BALANCES, December 31, 2001                     --            --     (1,413,726)

Shares issued for services                      --            --        133,000

Conversion of payables and
 debentures                                     --            --        764,291

Beneficial conversion feature of
 debentures and related warrants                --            --        515,213

Acquisition of business                         --            --             --

Treasury stock acquired                  1,250,000       (20,000)       (20,000)

Net loss for the year                           --            --       (791,272)
                                       ------------  ------------   ------------
BALANCES, December 31, 2002              1,250,000   $   (20,000)   $  (812,494)
                                       ============  ============   ============

       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                          CENTRAL WIRELESS, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  FOR THE YEAR ENDED
                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2002           2001
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                  $  (791,272)   $(1,742,599)
    Adjustments to reconcile net loss to net cash used by
     operating activities:
      Depreciation and amortization                                    --         55,028
      Shares issued for services                                  133,000         97,500
      Asset impairment                                                 --        124,090
      Amortization of beneficial conversion feature of
       debentures and related warrants                            108,779        340,500
      Options granted to consultants                                   --         72,000
      Salaries paid by addition to notes payable                   88,720        143,397
      Changes in operating assets and liabilities:
          Accounts and note receivable                              7,789         32,618
          Unearned revenues                                            --        (21,250)
          Cash overdraft                                          (10,781)        10,781
          Accounts payable and accrued expenses                   126,331        213,517
          Other                                                    31,411        124,418
                                                              ------------   ------------
                  Net cash used by operating activities          (306,023)      (550,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Site acquisition deposit                                     (135,000)            --

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of debentures                          519,400        550,000
    Treasury stock purchased                                      (20,000)            --
                                                              ------------   ------------
                  Net cash provided by financing activities       499,400        550,000
                                                              ------------   ------------

NET CHANGE IN CASH                                                 58,377             --

CASH, beginning of year                                                --             --
                                                              ------------   ------------

CASH, end of year                                             $    58,377    $        --
                                                              ============   ============


NONCASH TRANSACTIONS -
    Conversion of debentures and payables to common stock     $   764,291    $    56,079

SUPPLEMENTAL INFORMATION -
    Cash paid for interest                                    $     9,780    $    35,149

       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                     CENTRAL WIRELESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND BASIS OF PRESENTATION
     --------------------------------------

     NATURE OF OPERATIONS
     --------------------
     Central Wireless Inc. (formerly e resources, Inc.) (the "Company"), which is composed of the companies described below, was engaged in the creation and development of marketing, media and communications solutions. The Company's operations were composed of Vista, a multi-media production company, which included video streaming on the Internet, and Care Mart, which sold medical supplies over the Internet. The operations of Vista and Care Mart were ceased in 2002 and have been presented on a discontinued operations basis. The Company is considered to have re-entered the development stage on January 1, 2002.

     As of December 31, 2002, the Company is in the start-up phase of a business engaged in the development and construction of towers for the transmission of broadband, cellular and other wireless communications signals. Customers consist primarily of individuals, businesses, and broadband and wireless carriers desiring to lease or own their own towers. The Company entered this industry through the acquisition on June 28, 2002 of certain assets from KRC Communications, Inc., a Florida corporation ("KRC"). As a result of the acquisition of the assets from KRC, effective control of the Company changed, new officers were elected and new management was appointed. See
     Note 5.

     The assets acquired from KRC consisted primarily of nine communications site agreements, pursuant to which the Company agreed to construct eight cellular communications towers for the contracting parties (customers) and one tower that is to be constructed and owned by the Company. As of January 28, 2003, final plans had been completed for the Company's tower and for one customer tower and preliminary zoning and engineering work has been completed for one of the other seven customer towers.

     REVERSE STOCK SPLIT
     -------------------
     On July 26, 2002, each 20 shares of the Company's common stock that were issued and outstanding or reserved for issuance by the Company, were exchanged for one share of common stock. The share amounts in the accompanying financial statements and notes give effect to this reverse split as if it occurred at the beginning of the earliest period presented.

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

                     CENTRAL WIRELESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     LONG-LIVED ASSETS
     -----------------
     The Company's policy is to periodically review the net realizable value of its long-lived assets through an assessment of the estimated future cash flows related to such assets. In the event that assets are found to be carried at amounts in excess of estimated undiscounted future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets. In 2001, due to the plan to discontinue operations, the Company had written-off its intangible assets entirely and written-down its property and equipment to net realizable value. The property and equipment was abandoned in 2002.

     REVENUE RECOGNITION
     -------------------
     The Company recognized revenue from the discontinued operations described in Note 1 when services were provided or at the time product was shipped to the customer. For tower construction services, the Company uses the percentage of completion method for recognizing revenues. No tower construction revenues have been recognized through December 31, 2002.

     STOCK-BASED COMPENSATION
     ------------------------
     The Company applies Statement of Financial Accounting Standards ("SFAS") No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION, which requires recognition of the value of stock options and warrants granted based on an option pricing model. However, as permitted by SFAS 123, the Company continues to account for stock options and warrants granted to directors and employees pursuant to Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. See Note 5.

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

     FINANCIAL INSTRUMENTS
     ---------------------
     Management believes that generally the fair value of the Company's notes payable at December 31, 2002 approximate their carrying values due to the short-term nature of the instruments or the use of prevailing market interest rates.

     USE OF ESTIMATES
     ----------------
     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     GOING CONCERN
     -------------

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred significant operating losses and the assets acquired from KRC (see Note 1) are in the start-up phase. Also, the Company has limited financial resources and is in default on its notes payable to shareholders. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management intends to attempt to obtain additional tower projects to enable the Company to meet its obligations and grow in the future. Management also believes the agreement with Alliance Tower, Inc. (Note 9) will assist in this process.

                     CENTRAL WIRELESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   TOWER SITE AND IMPROVEMENT COSTS
     --------------------------------

     The Company paid $135,000 to a director of the Company to acquire the contractual rights and related improvements to a tower site located in Parish, Florida. The Company estimates the additional cost to build the tower and place it in service to be approximately $100,000.

4. NOTES PAYABLES TO STOCKHOLDERS
   ------------------------------

     The Company has notes payable to stockholders that total $1,190,154 at December 31, 2002. The notes are summarized below:

       Convertible debentures due May 2002, interest at 12%, payable
           quarterly, collateralized by the Company's assets                    $  265,629

       Convertible debentures due August 2002, interest at 12%, payable
           quarterly, collateralized by the Company's assets                       274,525

       Convertible debentures due March 2003, interest at 12% payable
           quarterly, collateralized by the Company assets                          50,000

       Convertible debentures due July 2003, interest at 12% payable
           quarterly, collateralized by the Company assets                         200,000

       Convertible debentures due September 2003, interest at 12% payable
           quarterly, collateralized by the Company assets                         200,000

       Convertible debentures due December 2003, interest at 12% payable
           quarterly, collateralized by the Company assets                         200,000
                                                                                -----------
                                                                                 1,190,154
           Less discount                                                          (526,534)
                                                                                -----------
                                                                                $  663,620
                                                                                ===========

     In May 2001, the Company received $300,000 before offering costs for convertible debentures due May 2002. In August 2001, the Company received an additional $300,000 before offering costs for convertible debentures due August 2002. Each of the debentures bear interest at 12% per annum, payable quarterly. The debentures may be converted into the Company's common stock at the lower of 50% of the average of the lowest three trading prices within the twenty days prior to conversion or $.60 per share. In addition, the Company issued the holders of the debentures warrants to purchase a total of 30,000 shares of common stock at the lesser of $.50 or the average of the lowest three trading prices within the twenty days prior to conversion. The Company recorded the estimated value of the conversion feature and warrants (total of $340,500) as a discount to the debt. Through December 31, 2001, the entire discount of $340,500 had been amortized to interest expense. During 2001 and 2002, $59,846 of the debentures, plus $8,950 of accrued interest had been converted to 784,225 shares of common stock. The Company is in default as the debentures were not repaid when due. Also, the Company is not in compliance with the debentures due to an insufficient amount of authorized shares. The debenture holders have not notified the Company of their intent to accelerate the maturity dates of the debentures. The Company plans to authorize additional shares if or when the current authorized shares are exhausted.

                     CENTRAL WIRELESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On March 29, 2002, the Company entered into a Letter Agreement (the "Letter Agreement") with four shareholders for the sale of 12% secured convertible debentures, in the principal amount of $50,000, and warrants to purchase up to 2,500 shares of the Company's common stock at a price per share that fluctuates depending on the current market price. Proceeds from the sale of the $50,000 debentures less $10,000 in expenses, were received by the Company on April 8, 2002. The debentures are due March 29, 2003. The debentures may be converted at any time to common stock at a conversion price equal to the lesser of (1) 50% of the average of the lowest three trading prices within the twenty trading days prior to conversion, or (2) $.114 per share. The Company recorded the $35,313 estimated value of the conversion feature and warrants as a discount on the debentures. The discount is being amortized into income using the effective interest rate method over the lives of the debentures.

     On July 12, 2002, the Company entered into the 2002 Securities Purchase Agreement with three buyers for the sale of 12% secured convertible debentures, in the principal amount of $600,000, and warrants to purchase up to 120,000 shares of the Company's common stock at a price per share that fluctuates depending on the current market price. The debentures may be converted at any time to common stock at a conversion price equal to the lesser of (1) 50% of the average of the lowest three trading prices within the twenty trading days prior to conversion, or (2) the fixed conversion price, which varies from $.03 to $.10 per share. On July 12, 2002, the Company sold $200,000 in debentures and warrants to purchase 40,000 shares of common stock under this agreement. The proceeds to the Company from the sale were $200,000 less $43,200 in closing costs. The debentures are due in July 2003. On September 12, 2002, the Company sold an additional $200,000 in debentures and warrants to purchase 40,000 shares of common stock. The proceeds to the Company from the sale were $200,000 less $30,200 in closing costs. The debentures are due in September 2003. On December 20, 2002, the Company sold the remaining $200,000 in debentures and warrants to purchase 40,000 shares of common stock under the 2002 Securities Purchase Agreement. The debentures are due in December 2003. The Company recorded the $479,700 estimated value of the conversion feature and warrants as a discount on the debentures. This discount is being amortized into income using the effective interest rate method over the lives of the debentures.

     The Company is currently not in compliance with terms of these debentures due to non- payment of interest or principal when due. If the Company is in default under the debenture agreement and if the Company or its subsidiaries make an assignment for the benefit of creditors, or consent to the appointment of a receiver or institute bankruptcy or certain other proceedings, a penalty may apply which would increase the amount due by at least 30% in excess of the amounts previously due under the agreement. The debenture holders have not notified the Company of their intent to accelerate the maturity dates of the debentures.

5.   STOCKHOLDERS' EQUITY
     --------------------

     In October 2002 the Company purchased 1,250,000 shares of the Company's common stock at market value from a former director for $20,000. Also in October 2002, the Company issued 800,000 shares to two consultants. The Company plans to appoint one of the consultants to the Board of Directors in 2003.

     In June 2002, the Company issued 355,000 shares of common stock as payment for $85,000 of current year services and $270,000 in accrued salaries due officers and stockholders and 366,990 shares of common stock as payment for $366,990 in notes payable and accrued interest due stockholders. The Company also issued 50,000 shares of common stock as payment for current and previously accrued legal fees.

                     CENTRAL WIRELESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On June 28, 2002, the Company issued 4,150,000 shares of common stock to acquire certain assets of KRC, consisting primarily of contract rights as described in Note 1. The transaction was recorded based upon the approximate historical cost of the assets, which was nil.

     On July 1, 2002, CareMart, Inc., a wholly-owned subsidiary of the Company that ceased operations in the first quarter of 2002 ("CareMart"), sold certain assets related to its former operations to a stockholder in exchange for the forgiveness of principal and interest outstanding on a promissory note in the approximate amount of $64,000 and cancellation of the remaining outstanding principal and interest under the promissory note. Additionally, as partial consideration for cancellation of the promissory note, the Company issued 50,000 shares of its common stock to the stockholder. The stockholder is related to an individual who was formerly an officer and director of the Company.

     On July 1, 2002, the Company sold certain assets related to I'm On Air ("IOA"), a development project that is no longer being pursued by the Company, to an entity controlled by an individual who was the former Chief Executive Officer and a former director of the Company, in exchange for the assumption of certain outstanding Company debts in the amount of $10,000.

     In October 2002, the Company issued 800,000 shares of common stock to two consultants in exchange for services. The total value of shares issued was recorded at $48,000 based on the market value of the Company's stock on the date of the agreements.

     During 2001, the Company issued a total of 85,859 shares of common stock to various consultants in exchange for services. The total value of shares issued was recorded at $97,500, based on the market value of the Company's stock on the dates of the various agreements.

     PREFERRED STOCK
     ---------------
     In August 2002, the Company authorized 10,000,000 shares of preferred stock, which may be issued with rights and preferences as determined by the Company's board of directors.

6.   STOCK OPTION PLAN
     -----------------

     In July 2000, the Company's board of directors approved a stock option agreement, which provides for Non Statutory Options and Incentive Stock Options to be granted employees and consultants as approved by the Company's compensation committee of the board of directors.
     Stock option transactions were:

                                                                 WEIGHTED
                                                                 AVERAGE      WEIGHTED
                                                                 EXERCISE     AVERAGE
                                                     SHARES       PRICE      FAIR VALUE
                                                  -----------    --------    ----------
       Options outstanding at January 1, 2001         56,250     $  7.00

       Granted in 2001                               118,750     $  1.00     $     .42
                                                    ---------

       Options outstanding at December 31, 2001      175,000     $  2.93

       Granted in 2002                                     -     $     -     $       -

       Options cancelled in 2002                    (175,000)    $  2.93
                                                    ---------

       Options outstanding at December 31, 2002            -     $     -
                                                    =========

                     CENTRAL WIRELESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company granted 56,250 options in 2000 with exercise prices ranging from $7.70-$4.00. The grants included 50,000 options for employees and 6,250 options for consultants. 51,125 of these options were originally granted with an exercise price of $15 and subsequently re-priced to $7.00-$7.70. No compensation expense was recognized in 2000 for the consultant options because the accrual of the vesting of these options through December 31, 2000 was insignificant. Certain of the options initially included four year vesting terms, however, as of December 31, 2001 the Company declared all options fully vested. Therefore, the Company recognized the full compensation expense related to the consultant options of $72,000 in 2001.

     The Company granted 118,750 options in 2001 with exercise prices ranging from $1.76-$.12. The grants included 108,750 options for employees and 10,000 options for consultants. No compensation expense was recognized in 2001 for the consultant options because it was insignificant.

     No options were granted in 2002. All options expired in 2002 without being exercised as a result of the termination of the holders' employment with the Company.

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

                                                                  2001
              Net loss:                                       -------------
                  As reported                                 $ (1,742,599)
                  Stock based employee compensation
                    expense determined under fair
                    value method                                  (392,100)
                                                              -------------
                  Pro forma                                   $ (2,134,699)
              Net loss per common share:
                  As reported                                 $      (2.06)
                  Pro forma                                   $      (2.52)

     The fair value of each option granted during fiscal year 2001 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

              Expected volatility                                     100%
              Risk-free interest rate                                4.00%
              Expected dividends                                       -
              Expected terms (in years)                                4

7.   INCOME TAXES
     ------------

     There was no provision for income taxes for the years ended December 31, 2002 and 2001 due to the net loss incurred for each year. The Company had no material deferred tax liabilities at December 31, 2002.

                     CENTRAL WIRELESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company had deferred tax assets at December 31, 2002 as follows:

         Net operating loss (see below)                        $   144,000
         Valuation allowance                                      (144,000)
                                                               ------------
                                                               $        --
                                                               ============

     At December 31, 2002, the Company's net operating loss (NOL) carryforward for federal income tax purposes, that was incurred subsequent to the change in control described in Note 1, was approximately $414,000. This NOL will expire, if unused, in 2022.

     The Company's NOL prior to the change in control will be substantially limited and is not included in the deferred tax asset table above.

8.   COMMITMENTS
     -----------

     The Company purchased contracts for the construction of cell towers from KRC. To date, the Company has received approval to start construction of a 200 foot monopole in Sarasota, Florida and has started planning and engineering work on a second site. The Company has agreed to construct an additional six towers for which no costs have been incurred to date.

9.   SUBSEQUENT EVENTS
     -----------------

     In February 2003, the Company issued 100,000,000 shares of its common stock to three individuals, two of whom are directors, in exchange for their personal holdings of 100,000,000 shares of Alliance Tower, Inc. stock. These shares represent approximately 9% of the issued and outstanding stock of Alliance Tower, Inc.

     In March 2003, the Company adopted the 2003 stock incentive plan which authorizes the use of options to purchase 50,000,000 shares of the Company's common stock as incentives to employees, non-employee directors and consultants.


                                  ************

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINACIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

                                    PART III
                                    --------

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table includes the name, age, and position of each officer and director of Central Wireless, the date each became a director, and the term of office for each director.


                        DIRECTORS AND EXECUTIVE OFFICERS
                                       OF
                              CENTRAL WIRELESS INC.

      Name            Age               Position                 Director Since:              Term
    --------         -----            -------------              ---------------             -------
Kenneth W. Brand      59        Chief Executive Officer/         June 28, 2002    August 16, 2002 to next annual
                                        Director, Acting CFO                          shareholders' meeting

Sharon R. Hetman      43          Secretary / Director           June 28, 2002    August 16, 2002 to next annual
                                                                                      shareholders' meeting

Steven W. Troyan      41      Vice President of Construction/    June 28, 2002    August 16, 2002 to next annual
                                        Director                                      shareholders' meeting

Ronald A. Jones       56                Director                 January 2003       Until next annual meeting


BIOGRAPHICAL INFORMATION

Set forth below is certain biographical information for each of our officers and directors:

         Kenneth W. Brand. Mr. Brand currently serves as a director and as the Chief Executive Officer of Central Wireless. Mr. Brand joined KRC Communications, Inc. in 2001 and served as its Chief Operating Officer until joining Central Wireless in June 2002. From 1998 until 2000, Mr. Brand was employed by American Tower Corporation as a Site Acquisition Manager. Mr. Brand's professional career began in 1974 as a Manager and Real Estate Broker in Sarasota County, Florida, where he listed and sold extensive property until 1998. Mr. Brand was appointed as a director and Chief Executive Officer on June 28, 2002, in connection with the acquisition of assets from KRC.

         Sharon R. Hetman. Mrs. Hetman currently serves as a director and as Secretary of Central Wireless. For the past five years, Mrs. Hetman has been engaged as the manager and controller of a landscaping company in the Sarasota, Florida area. Mrs. Hetman was previously engaged as a bank loan officer and as a financial manager. Mrs. Hetman was appointed as a member of the board of directors and as Secretary on June 28, 2002, in connection with the acquisition of assets from KRC.

         Steven W. Troyan. Mr. Troyan currently serves as a director and as Vice-President of Construction of Central Wireless. His professional career began in 1986 with Loral Data Systems, Inc. where he served as an engineer and a technician until 1994. He then worked for four years with Southeastern Communications Service as a Project Manager where he designed, coordinated, installed and tested wireless communications sites. He then performed similar work over the next four years with American Tower Corporation as a Senior Construction Manager before joining KRC Communications Inc. in 2001. Mr. Troyan was appointed as a director and as Vice-President of Construction on June 28, 2002, in connection with the acquisition of assets from KRC. Mr. Troyan is an Honors Graduate of Tampa Technical Institute of Technology and has an Associates of Science degree in computer engineering.

         Ronald A. Jones. Mr. Jones began his career as a marketing representative for RC Cola and was moved into a management position with the company. He has served as C.E.O. of a retail truck accessory and services company with locations throughout the country. Currently, he owns his own business in the Orlando area. Mr. Jones has over 30 years experience in the wholesale and retail sides of business and has management experience with multi location businesses. His extensive knowledge will be beneficial to the company's growth strategies.

         None of the officers or directors of Central Wireless is a director of any other reporting company. Each director serves until the next annual meeting of the shareholders and until his or her successor is elected and qualified or until his or her earlier death, resignation or removal.

CODE OF ETHICS

         The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         During the year ended December 31, 2002, no director, officer or beneficial owner of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in Form 3 filings, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2002. The foregoing is based solely upon a review of Form 3, Form 4 and Form 5 filings furnished to the Company during the year ended December 31, 2002, certain written representations and shareholders who, to the best of our knowledge, hold 10 percent or more of our shares.


ITEM 10 EXECUTIVE COMPENSATION

         The following table includes a summary of information concerning the compensation paid to our executive officers for each of our last three completed fiscal years, and also includes the amount of compensation paid in 2002 to Mr. Curtis and Mr. Cunningham, respectively, through the termination of their employment with us.


                                      SUMMARY COMPENSATION TABLE

                                       Annual Compensation              Long Term Compensation
                                 ------------------------------  ----------------------------------
                                                                          Awards           Payments
                                                                 -------------------------  -------
                                                                               Securities
                                                         Other   Restricted    Underlying
          Name                                           Annual     Stock       Options/     LTIP      All Other
 and Principal Position    Year     Salary      Bonus    Comp.     Awards        SARs       Payouts  Compensation
-------------------------  ----  -------------  -----   -------  ----------  -------------  -------  -------------
                                     ($)        ($)                                           ($)
     Kenneth W. Brand      2002    37,916       -0-       -0-       -0-          -0-          -0-        -0-
                           2001      -0-        -0-       -0-       -0-          -0-          -0-        -0-
                           2000      -0-        -0-       -0-       -0-          -0-          -0-        -0-


    Keith Roy Chrismon     2002    27,916       -0-       -0-       -0-          -0-          -0-        -0-
                           2001      -0-        -0-       -0-       -0-          -0-          -0-        -0-
                           2000      -0-        -0-       -0-       -0-          -0-          -0-        -0-

     Michael S. Delin      2002     8,082       -0-       -0-       -0-          -0-          -0-        -0-
                           2001      -0-        -0-       -0-       -0-          -0-          -0-        -0-
                           2000      -0-        -0-       -0-       -0-          -0-          -0-        -0-

     Sharon R. Hetman      2002       791       -0-       -0-       -0-          -0-          -0-        -0-
                           2001      -0-        -0-       -0-       -0-          -0-          -0-        -0-
                           2000      -0-        -0-       -0-       -0-          -0-          -0-        -0-

     Steven W Troyan       2002    37,916       -0-       -0-       -0-          -0-          -0-        -0-
                           2001      -0-        -0-       -0-       -0-          -0-          -0-        -0-
                           2000      -0-        -0-       -0-       -0-          -0-          -0-        -0-

    Robert L. Matzig       2002      -0-        -0-       -0-       -0-          -0-          -0-        -0-
                           2001      -0-        -0-       -0-     60,000 (1)     -0-          -0-        -0-
                           2000      -0-        -0-       -0-       -0-          -0-          -0-        -0-

  Christopher D. Curtis    2002  $  4,615 (12)  -0-       -0-    145,000 (2)     -0-          -0-       2,500 (13)
                           2001  $ 78,461       -0-       -0-       -0-        62,500 (3)     -0-    $ 17,716 (4)
                           2000  $ 42,692       -0-       -0-       -0-        25,000 (5)     -0-    $ 13,621 (6)
 Charles C. Cunningham     2002  $  4,615 (12)  -0-       -0-    125,000 (7)                            1,100 (13)
                           2001  $ 78,461       -0-       -0-       -0-        37,500 (8)     -0-    $  9,152 (9)
                           2000  $ 42,692       -0-       -0-       -0-        12,500 (10)    -0-    $  6,477 (11)

(1) In June, 2002, we issued 60,000 shares of common stock to Mr. Matzig in consideration for consulting services. These shares valued at $12,000, based on the OTCBB closing price of $0.10 per share on June 10, 2002. These shares are being registered for resale in the Registration Statement.

(2) In June, 2002, we issued 145,000 shares of common stock to Mr. Curtis in exchange for the release by Mr. Curtis of his claim for $145,000 in unpaid. deferred compensation earned by him in 2000, 2001 and 2002. These shares are valued at $29,000, based on the OTCBB closing price of $0.10 per share on June 10, 2002. These shares are being registered for resale in the Registration Statement.

(3) In 2001, we granted incentive stock options to purchase 62,500 shares of common stock to Mr. Curtis, pursuant to our Stock Option Plan. Incentive options to purchase 25,000 shares of common stock were granted on April 27, 2001, which vested on that date. Incentive options to purchase 25,000 shares of common stock were granted on April 27, 2001, which vested on May 7, 2001. Incentive options to purchase 12,500 shares of common stock were granted on December 20, 2001, which vested on that date. All of the options granted to Mr. Curtis expired without being exercised as a result of the termination of his employment with us, and the options have been returned to the option pool.

(4) In 2001, we paid car payments in the amount of $10,815.24 for Mr. Curtis, as well as estimated gas expenses and automobile insurance in the amount of $2,496. In addition, we paid membership fees in the aggregate amount of $4,405 to certain clubs on behalf of Mr. Curtis that were used in connection with our business.

(5) In 2000, we granted stock options to purchase 25,000 shares of our common stock to Mr. Curtis, pursuant to our Stock Option Plan. Nonstatutory options to purchase 10,000 shares of our common stock were granted on November 1, 2000, which vested on that date. Incentive options to purchase 15,000 shares of common stock were granted on December 15, 2000, with 5,000 vesting on each of April 1, 2001, 2002, 2003, and 2004. All of the options granted to Mr. Curtis expired without being exercised as a result of the termination of his employment with us, and the options have been returned to the option pool.

(6) In 2000, we paid car payments in the amount of $7,261.60 for Mr. Curtis, as well as estimated gas expenses and automobile insurance in the amount of $810 on behalf of Mr. Curtis. In addition, we paid membership fees in the aggregate amount of $4,920 to certain clubs on behalf of Mr. Curtis that were used in connection with our business.

(7) In June 2002, we issued 125,000 shares of common stock to Mr. Cunningham in exchange for the release by Mr. Cunningham of his claim for $125,000 in unpaid, deferred compensation earned by him in fiscal years 2000, 2001 and 2002. These shares are valued at $25,000, based on the OTCBB closing price of $0.10 per share on June 10, 2002. These shares are being registered for resale in the Registration Statement.

(8) In 2001, we granted incentive stock options to purchase 37,500 shares of our common stock to Mr. Cunningham, pursuant to our Stock Option Plan. Incentive options to purchase 25,000 shares of common stock were granted on April 27, 2001, which vested on that date. Incentive options to purchase 12,500 shares of common stock were granted on December 20, 2001, which vested on that date. All of the options granted to Mr. Cunningham expired without being exercised as a result of the termination of his employment with us, and the options have been returned to the option pool.

(9) In 2001, we paid car payments in the amount of $6,716.16 for Mr. Cunningham, as well as estimated gas expenses and automobile insurance in the amount of $2,436.

(10) In 2000, we granted stock options to purchase 12,500 shares of common stock to Mr. Cunningham, pursuant to our Stock Option Plan. Incentive options to purchase 7,500 shares of common stock were granted on November 1, 2000, with 1,875 options vesting on each of April 1, 2001, 2002, 2003, and 2004. Incentive options to purchase 5,000 shares of common stock were granted on December 15, 2001, with 25,000 vesting on each of December 15, 2000, 2001, 2002 and 2003. All of the options granted to Mr. Cunningham expired without being exercised as a result of the termination of his employment with us, and the options have been returned to the option pool.

(11) In 2000, we paid car payments in the amount of $5,037.12 for Mr. Cunningham, as well as estimated gas expenses and automobile insurance in the amount of $630.

(12) Based on information provided by Christopher D. Curtis, our former Chief Executive Officer.

(13) The amount reported is an estimate based on information provided by Christopher D. Curtis, our former Chief Executive Officer, and represents reimbursement of business-related automobile and gas expenses, and membership dues.

OPTION GRANTS FOR FISCAL 2002

No options were granted to our officers in 2002. All of these options expired without being exercised, and the options have been returned to the option pool. No stock appreciation rights were granted in 2002.

DIRECTOR COMPENSATION

Our directors currently receive no compensation for their services. No director received compensation for expenses incurred in attending directors' meetings in 2002.

EMPLOYMENT AGREEMENTS AND ARRANGEMENTS WITH RESPECT TO CHANGES IN CONTROL

We have not entered into employment agreements with any of our current officers. We have two employees, Kenneth W. Brand and Steven W. Troyan. We reimburse Mr. Brand for expenses he personally incurs on behalf of Central Wireless.

We have one part time employee, Sharon R. Hetman, our Secretary. We pay Mrs. Hetman on a services-rendered basis.

Currently, there have no compensatory plans or arrangements with any employee that would result in payments to that employee because of his resignation, retirement, or termination of employment with us, or following a changing in control of our company.

TERMINATION OF EXECUTIVE EMPLOYMENT AGREEMENTS

In connection with the acquisition of assets from KRC, we terminated our employment agreements with Christopher D. Curtis and Charles C. Cunningham effective June 28, 2002. Mr. Curtis and Mr. Cunningham did not receive any compensation or benefits upon termination.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF BENEFICIAL OWNERS

         As of the close of business on March 28, 2003, Central Wireless had 122,605,097 shares of common stock issued and outstanding, based upon information from our transfer agent. The following table sets forth as of that date, the name and the number of shares of our common stock, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 122,605,097 issued and outstanding shares of our common stock.


                        Security Ownership Of Certain Beneficial Owners
                                     as of March 28, 2003

                             Name                            Amount and Nature of
Title of Class           and Address                        Beneficial Ownership(7)        Percentage of Class
--------------         ---------------                 ---------------------------------   -------------------

    Common        Michael Delin
                  25185 Derrinder Road                  20,150,000              Direct              16.43%
                  Port Charlotte, Florida 33983

    Common        Robert Sandburg
                  9404 Sunny Oak Drive                  40,600,000              Direct              33.11%
                  Riverview, Florida  33569

* Less than one percent.

SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth as of March 24, 2003, the name and the number of shares of our common stock, held of record or beneficially by each of our officers and directors, and of all our officers and directors as a group.


                                       Security Ownership Of Management
                                                      of
                                             CENTRAL WIRELESS INC.

                            Name                                                   Amount and nature of            Percentage of
Title of Class           and Address                      Position                 Beneficial Ownership(2)             Class
--------------          -------------                    ----------            -----------------------------      -------------
 Common          Kenneth W. Brand                      Chief Executive
                 4333 South Tamiami Trail, Suite E    Officer/Director          41,125,000        Direct                33.54%
                 Sarasota, Florida 34231

 Common          Sharon R. Hetman                        Secretary/
                 4333 South Tamiami Trail, Suite E        Director               1,175,000        Direct                 1.43%
                 Sarasota, Florida 34231

 Common          Steven W. Troyan                     Vice President of
                 4333 South Tamiami Trail, Suite E      Construction/            1,125,000        Direct                 *
                 Sarasota, Florida 34231                  Director


 Common          Ronald Jones                            Director
                 4333 South Tamiami Trail, Suite E                                 100,000        Direct                 *
                 Sarasota, Florida 34231

All officers and
directors as a group(4)                                                         44,100,000                              35.97%


(1) The group consists of four persons, Kenneth W. Brand, Sharon R. Hetman, Steven W. Troyan and Ronald Jones.

(2) The number of shares reported in the table have been adjusted to take into account a twenty-to-one (20:1) reverse stock split effective July 26, 2002.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


TRANSACTIONS INVOLVING CONSTRUCTION OF TELECOMMUNICATIONS TOWERS

         Sharon R. Hetman, a member of the board of directors of Central Wireless, is a party to two contracts with us, with respect to the construction of two telecommunications towers on certain properties owned or leased by Mrs. Hetman or an affiliate.

         Pursuant to its agreement with Mrs. Hetman, Central Wireless has begun preliminary zoning and engineering work to construct a 300 foot guy tower to be owned by Central Wireless. Mrs. Hetman has paid $135,000 in zoning and engineering costs related to construction of the tower. We have agreed to reimburse Mrs. Hetman the $135,000 in zoning and engineering costs which she fronted to begin preliminary construction work on the tower. We paid the second of three $45,000 cash installments to Mrs. Hetman from the proceeds received from the 2002 Securities Purchase Agreement. In January 2003, 1,000,000 shares of our common stock were issued to Mrs. Hetman in consideration of the last $45,000 installment.

         Pursuant to the second contract dated January 9, 2002, we will construct a 200 foot monopole that Mrs. Hetman or an affiliate will own, for an approximate price of $187,000. As of November 8, 2002, we have final plan on this monopole.

CAREMART ASSET SALE.

         On July 1, 2002, CareMart, a former subsidiary of our company, sold certain assets related to its former operations to Charles E. Cunningham ("C.E. Cunningham"), in exchange for the cancellation and forgiveness of principal and interest outstanding on a promissory note in the approximate amount of $64,000. In partial consideration for the forgiveness of the promissory note, we issued 50,000 shares of its common stock to C.E. Cunningham. C.E. Cunningham is related to Charles C. Cunningham, our former President.

I'M ON AIR ASSET SALE

         On July 1, 2002, we sold certain assets related to I'm On Air, a development project that is no longer being pursued by us, to GoVision, L.P. ("GoVision"), in exchange for the assumption by GoVision of $10,000 in outstanding company debts. Mr. Curtis, our former Chief Executive Officer, is the President and sole shareholder of GoVision's general partner, and is the sole limited partner of GoVision.

FORGIVENESS OF AFFILIATE NOTE

         In June 2002, we issued 52,330 shares of our common stock to Amen Corner, L.P., a limited partnership that controlled by Mr. Curtis, our former Chief Executive Officer, in exchange for the cancellation of a $50,000 promissory note held by Amen Corner, L.P.

DIRECTOR CONSULTING SHARES

         In June 2002, we issued 60,000 shares of its common stock to Robert Lee Matzig, for consultation services previously rendered to us by Mr. Matzig in the amount of $60,000. During his tenure with us, Mr. Matzig held various officer positions and served as a director. These shares being registered for resale under the Registration Statement.

         In June 2002, we issued 145,000 shares of common stock to Mr. Curtis in lieu of $145,000 in deferred salary payments, and 125,000 shares of common stock to Mr. Cunningham in lieu of $125,000 in deferred salary payments, in exchange for their release of claims for unpaid deferred compensation earned by them in fiscal 2000, 2001 and 2002

CURTIS NOTES

         In 2000 and 2001, Christopher D. Curtis, our former Chief Executive Officer, made three loans to our company in the aggregate amount of $300,000. The loans were evidenced by three promissory notes (the "Curtis Notes"), each in the principal amount of $100,000. The three Curtis Notes were dated November 1, 2000, January 1, 2001, and October 1, 2001, and matured on November 1, 2001, January 1, 2003 and October 1, 2002, respectively. We drew $100,000 on each of the three Curtis Notes for an aggregate of $300,000.

         Interest on the outstanding principal balance of each of the Curtis Notes accrued at the prime rate plus 2.5%, compounded monthly. Interest payments on the unpaid principal balance of the Curtis Notes were required to be made monthly, and outstanding principal was required to be paid on maturity. The November 1, 2000 Curtis Note and the January 1, 2001 Curtis Notes were unsecured, and the October 1, 2001 Curtis Note was secured by a subordinate security interest in substantially all of our assets.

         In fiscal 2001, we repaid the November 1, 2000 Curtis Note in its entirety. On June 10, 2002, we issued 210,000 shares of our common stock to Mr. Curtis in exchange for Mr. Curtis' agreement to cancel the January 1, 2001 and

October 1, 2001 Curtis Notes and forgive the $200,000 in principal and all outstanding interest

SHARE EXCHANGE AGREEMENT

         On February 20, 2003, Central Wireless, Inc. entered into a definitive Share Exchange Agreement among Central Wireless, Kenneth W. Brand, Robert Sandburg and Michael Delin. Pursuant to the Share Exchange Agreement, Messrs. Brand, Sandburg and Delin exchanged an aggregate of 100,000,000 shares of common stock of USWebauctions, Inc. f/k/a August Project 1 Corp., a Florida corporation in exchange for an aggregate of 100,000,000 shares of common stock of Central Wireless.

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number    Description
--------------    -----------

2.1 Asset Purchase Agreement dated June 28, 2002 by and among e resources inc, KRC Communications, Inc. and Keith Roy Chrismon. (9)

3.1 Articles of Incorporation, filed with the Utah Secretary of State on March 8, 1987. (8)

3.2 Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on February 3, 1995. (8)

3.3 Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on June 9, 1999. (8)

3.4 Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on February 7, 2000. (8)

3.5 Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on March 24, 2000. (8)

3.6 Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on August 21, 2002. (1)

3.7               First Amended and Restated Bylaws of the Company. (3)

4.1               Securities Purchase Agreement, dated May 8, 2001. (2)

4.2               Form of Secured Convertible Debenture, dated May 8, 2001. (2)

4.3               Form of Stock Purchase Warrant, dated May 8, 2001. (2)

4.4               Registration Rights Agreement, dated May 8, 2001. (2)

4.5               Security Agreement, dated May 8, 2001. (2)

4.6               Guaranty and Pledge Agreement, dated May 8, 2001. (2)

4.7               Form of Secured Convertible Debenture, dated July 30, 2001.
                  (3)

4.8               Form of Stock Purchase Warrant, dated July 30, 2001. (3)

4.9               Letter Agreement, dated March 29, 2002. (3)

4.10              Form of Secured Convertible Debenture, dated March 29, 2002.
                  (3)

4.11              Form of Stock Purchase Warrant, dated March 29, 2002. (3)

4.12              Security Agreement, dated March 29, 2002. (3)

4.13              Securities Purchase Agreement, dated July 12, 2002. (4)

4.14              Form of Secured Convertible Debenture, dated July 12, 2002.
                  (4)

4.15              Form of Stock Purchase Warrant, dated July 12, 2002. (4)


4.16              Registration Rights Agreement, dated July 12, 2002. (4)

4.17              Security Agreement, dated July 12, 2002. (4)

4.18              Form of Guaranty and Pledge Agreement, dated July 12, 2002.
                  (4)

4.19              Letter Agreement dated November 5, 2002

99.1 Certification of the Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2              Code of Ethics and Business Conduct of Officers, Directors and
                  Employees

(1) Filed herewith, and incorporated by reference.

(2) Filed with the Commission on May 14, 2001 as an attachment to our Form 8-K and incorporated by reference.

(3) Filed with the Commission on May 8, 2002 as an attachment to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, and incorporated by reference.

(4) Filed with the Commission on July 16, 2002 as an attachment to our Form 8-K and incorporated by reference.

(5) Filed with the Commission on May 8, 2002, and incorporated by reference.

(6) Filed with the Commission on May 23, 2002 and incorporated by reference.

(7) Filed with the Commission on August 19, 2002 and incorporated by reference.

(8) Filed with the Commission on June 13, 2001 as an attachment to our Registration Statement on Form SB-2 and incorporated by reference.

(9) Filed with the Commission on July 2, 2002 as an attachment to our Form 8-K and incorporated by reference.

Reports filed on Form 8-K:

None.

ITEM 14. CONTROLS AND PROCEDURES

         As of December 31, 2002, an evaluation was performed by our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, Our Chief Executive Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

SIGNATURES
----------

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 11, 2003


                         CENTRAL WIRELESS INC.

                         BY: /S/ KENNETH W. BRAND
                         -------------------------------------------------------
                         PRINTED NAME: KENNETH W. BRAND
                         TITLES: DIRECTOR AND CHIEF EXECUTIVE OFFICER,
                                 PRINCIPAL ACCOUNTING OFFICER

                         BY: /S/ SHARON R. HETMAN
                         -------------------------------------------------------
                         PRINTED NAME: SHARON R. HETMAN
                         TITLES: DIRECTOR AND SECRETARY

                         BY: /S/ STEVEN W. TROYAN
                         -------------------------------------------------------
                         PRINTED NAME: STEVEN W. TROYAN
                         TITLES: DIRECTOR AND VICE PRESIDENT - CONSTRUCTION

                                  CERTIFICATION

          I, Kenneth Brand, CEO and acting CFO, certify that:

1. I have reviewed this annual report on Form 10-KSB of Central Wireless, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 11, 2003

/s/ Kenneth Brand
Chief Executive Officer and Acting CFO