Form 10QSB
period 2003-03-31
CENTRAL WIRELESS INC
filed 2003-05-28
CIK 814070

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended MARCH 31, 2003

            [ ]  Transition Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

             For the transition period from _________ to __________.

                          Commission File No. 033-14065

                             CENTRAL WIRELESS, INC.
             (Exact name of registrant as specified in its charter)

                               UTAH                                      87-0476117
                               ----                                ----------------------
  (State or other jurisdiction of incorporation or organization)      (I.R.S. Employer
                                                                   Identification Number)

        4333 SOUTH TAMIAMI TRAIL, SUITE E, SARASOTA FLORIDA                34231
        ---------------------------------------------------                -----
             (Address of principal executive offices)                    (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:            (941) 929-1534
        ---------------------------------------------------            --------------


(1) Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

(2)  has been subject to such filing requirements for the past 90 days
     [X] Yes [ ] No

     As of May 16, 2003, there were 196,917,388 shares outstanding of issuer's common stock.

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


FINANCIAL INFORMATION

     In accordance with United States Securities and Exchange Commission Regulation S-X, footnotes have been omitted in these interim financial statements, as footnote disclosure would substantially duplicate the disclosure contained in the audited financial statements for the year ending December 31, 2002. These financial statements should be read in conjunction with the December 31, 2002 financial statements.

                             CENTRAL WIRELESS, INC.

                                    CONTENTS

                                                                            PAGE

FINANCIAL STATEMENTS

BALANCE SHEET                                                               F-3

STATEMENTS OF INCOME                                                        F-4

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY                                F-5

STATEMENTS OF CASH FLOWS                                                    F-6

                             CENTRAL WIRELESS, INC.

                                  BALANCE SHEET
                                 MARCH 31, 2003





                                     ASSETS
Cash                                                                                                      $     7,986
Prepaid expenses                                                                                                  803
                                                                                                          -----------
  TOTAL CURRENT ASSETS                                                                                          8,789

Tower site and improvement costs                                                                              135,000
                                                                                                          -----------
                                                                                                          $   143,789
                                                                                                          ===========
                                   LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Accounts payable                                                                                        $    72,905
  Accrued expenses                                                                                            299,304
  Note payable - stockholders, net of discounts of $431,862                                                   743,054
                                                                                                          -----------

    TOTAL CURRENT LIABILITIES                                                                               1,115,263

STOCKHOLDERS' EQUITY
  Common stock - authorized 250,000,000 shares; par value $.001; issued and outstanding, 122,278,602 at       122,278
    March 31, 2003
  Preferred stock - authorized 10,000,000 shares; no shares issued or outstanding
  Treasury stock                                                                                              (20,000)
  Additional paid-in capital                                                                                3,641,385
  Accumulated deficit prior to re-entering development stage                                               (3,557,147)
  Accumulated deficit since re-entering development stage                                                  (1,157,990)
                                                                                                          ------------

    TOTAL STOCKHOLDERS' EQUITY                                                                               (971,474)
                                                                                                          ------------
                                                                                                          $   143,789
                                                                                                          ===========

                             CENTRAL WIRELESS, INC.

                              STATEMENTS OF INCOME
                          THREE MONTHS ENDED MARCH 31,


                                                                   2003             2002
                                                               ------------    --------------
                                                                               (Consolidated)
INCOME
  Interest                                                     $          4    $

EXPENSES
  General and administrative                                        232,562
  Interest                                                          134,160
                                                               ------------
                                                                    366,722
                                                               ------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                (366,718)
                                                               ------------
INCOME TAXES

DISCONTINUED OPERATIONS:
  Loss from operations of discontinued divisions, net of tax                       (148,585)

NET LOSS                                                       $   (366,718)   $   (148,585)
                                                               ============    ============

NET LOSS PER SHARE                                             $      (0.01)   $      (0.01)
                                                               ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                    55,003,399      23,978,951
                                                               ============    ============

                             CENTRAL WIRELESS, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                             Additional                       Retained
                                                                 Paid-in                         Earnings
                                               Common Stock      Capital      Treasury Stock    (Deficit)         Total
                                              -------------     -----------  --------------    ------------    ------------

BALANCE, January 1, 2002                             $1,199      $2,142,222                    $(3,557,147)    $(1,413,726)

Common stock issued for services                        889         132,111                                         133,000

Conversion of payables and debentures                 1,139         763,152                                         764,291

Beneficial conversion feature of
  debentures and related warrants                                   515,213                                         515,213

Stock issued for acquisition of business              4,150         (4,150)

Treasury stock acquired                             (1,250)           1,250        (20,000)                        (20,000)

Net loss                                                                                          (791,272)       (791,272)
                                              -------------     -----------  --------------    ------------    ------------

BALANCE, December 31, 2002                            6,127       3,549,798        (20,000)     (4,348,419)       (812,494)

Common stock issued for services                     13,600         178,900                                         192,500

Stock issued in exchange agreement                  100,000        (100,000)

Conversion of debentures                              2,551          12,687                                          15,238

Net loss                                                                                          (366,718)       (366,718)
                                              -------------     -----------  --------------    ------------    ------------
BALANCE, March 31, 2003                            $122,278      $3,641,385     $  (20,000)    $(4,715,137)     $ (971,474)
                                              =============     ===========  ==============    ============    ============


                             CENTRAL WIRELESS, INC.

                            STATEMENTS OF CASH FLOWS



                                                                                              For the three months ended
                                                                                                       March  31,
                                                                                              ---------------------------
                                                                                                  2003           2002
                                                                                              ------------  --------------
                                                                                                            (Consolidated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                                    $  (366,718)      $ (148,585)
  Adjustments to reconcile net loss to net cash used by operating activities:
      Depreciation and amortization                                                                                   1,353
      Stock issued for services                                                                    192,500
      Amortization of beneficial conversion feature of debentures and related warrants              94,672
    (Increase) decrease in operating assets:
      Accounts and notes receivable                                                                                   6,560
      Prepaids                                                                                       1,197
      Other assets                                                                                                    1,416
    Increase (decrease) in operating liabilities:
      Cash overdraft                                                                                                (8,144)
      Accounts payable                                                                              12,753           34,746
      Accrued expenses                                                                              15,205           58,500
      Other                                                                                                          16,462
                                                                                              ------------      -----------

NET CASH USED BY OPERATING ACTIVITIES                                                             (50,391)         (37,692)
                                                                                              ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of equipment                                                                                   17,692
                                                                                              ------------      -----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                                                            17,692

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in notes payable                                                                                          20,000
                                                                                              ------------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                                            20,000

NET DECREASE IN CASH                                                                              (50,391)

CASH, at beginning of period                                                                        58,377
                                                                                              ------------
CASH, at end of period                                                                        $      7,986      $       --
                                                                                              ============      ==========
SUPPLEMENTAL DISCLOSURES:
  Interest paid                                                                               $        --       $       --
                                                                                              ===========       ===========
  Schedule of non-cash investing and financing transactions:

  Conversion of debentures to common stock                                                    $     15,238
                                                                                              ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTORY STATEMENTS


     FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     This filing contains forward-looking statements, including statements regarding, among other things, (a) the growth strategies of Central Wireless, Inc. (the "COMPANY"), (b) anticipated trends in the Company's industry, (c) the Company's future financing plans and (d) the Company's ability to obtain financing and continue operations. In addition, when used in this filing, the words "believes," "anticipates," "intends," "in anticipation of," and similar words are intended to identify certain forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and the Company's industry, reductions in the availability of financing and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. The Company does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.


     GOING CONCERN

     The Company's auditors stated in their reports on the financial statements of the Company for the three months ended March 31, 2003 and for the years ended December 31, 2002 and December 31, 2001 that the Company is dependent on outside financing and has had losses that raise substantial doubt about our ability to continue as a going concern. For the three months ended March 31, 2003, the Company incurred a net loss of $366,718 and the Company had an accumulated deficit since re-entering the development stage of $1,157,990. For the years ended December 31, 2002 and 2001, the Company incurred a net loss of $791,272 and ($1,742,559), respectively, and the Company had an accumulated deficit of $(4,348,419) and $(3,557,147), respectively. Management is actively seeking customers for its products. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


     SIGNIFICANT PLANT OR EQUIPMENT PURCHASES

     We do not currently anticipate any significant plant or equipment purchases during the next twelve months.


     CHANGES IN THE NUMBER OF EMPLOYEES

     We currently have two (2) employees Kenneth W. Brand and Steve Troyan, and part-time employee, Sharon Hetman, in Sarasota, Florida. We do not anticipate hiring additional employees during the remainder of 2003. We believe that these personnel will be adequate to accomplish the tasks set forth in our plan of operations for 2003.


     MANAGEMENT'S DISCUSSION AND ANALYSIS

     Financial Reporting Release No. 60, which was recently released by the U.S. Securities and Exchange Commission, encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Below we have included a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. Management believes the following significant accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     CASH EQUIVALENTS

     For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.


     PROPERTY AND EQUIPMENT

     Property and equipment is recorded at a cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years, or the lease term, if shorter.

     Gains and losses resulting from sales and dispositions of property and equipment are included in current operations. Maintenance and repairs are charged to operations as incurred.


     LONG-LIVED ASSETS

     The Company's policy is to periodically review the net realizable value of its long-lived assets through an assessment of the estimated future cash flows related to such assets. In the event that the assets are found to be carried at amounts in excess of estimated undiscounted future cash flows, the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets. In 2001, due to the plan to discontinue operations, the Company wrote-off its intangible assets entirely and wrote-down its property and equipment to net realize value. The property and equipment was abandoned in 2002.


     REVENUE RECOGNITION

     The Company recognized revenue from the discontinued operations described in Note 1 to the financial statements for the year ended December 31, 2002 when services were provided or at the time product was shipped to the customer. For tower construction services, the Company uses the percentage of completion method for recognizing revenues. No tower construction revenues were recognized through December 31, 2002.


     STOCK-BASED COMPENSATION

     The Company applies Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which requires recognition of the value of stock options and warrants granted based on an option pricing model. However, as permitted by SFAS 123, the Company continues to account for stock options and warrants granted to directors and employees pursuant to Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. SEE Note 5 to the financial statements for the year ended December 31, 2002.


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


     USE OF ESTIMATES

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could different from those estimates.


     GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred significant operating losses and the assets acquired from KRC (SEE Note 1 to the financial statements for the year ended December 31, 2002) are in the start-up phase. Also, the Company has limited financial resources and is in default on its notes payable to shareholders. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management intends to attempt to obtain additional tower projects and generate cash flow to allow the Company to meet its obligations and grow in the future. Management also believes the agreement with Alliance Tower, Inc (SEE Note 9 to the financial statements for the year ended December 31, 2002) will assist in this process.


     OVERVIEW

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

     Our customers consist primarily of broadband and other wireless telecommunications carriers, and individuals or business desiring to lease or own telecommunications towers. If we are successful in developing our business, we intend to lease antenna space on towers and rooftop sites that we acquire or lease.

     We consider Central Wireless to be in the early development stage. In 2000 and 2001, our company (then e resources inc) provided vide production and streaming services and sold healthcare products over the internet. Ultimately, our businesses proved to be unsuccessful and in January 2002, we ceased operations. We resumed operations in July 2002, after changing our business strategy and entering the telecommunications industry by acquiring assets consisting primarily of nine contracts to build telecommunications towers capable of transmitting broadband, cellular and other wireless signals form KRC. In July 2002, we began construction on three towers. Currently, we have operations in the greater Sarasota, Florida region, Oklahoma, and Minnesota. However, if we are successful and can obtain funding, we intend to expand our business to other states.


     TELECOMMUNICATIONS TOWERS

     We design, engineer and construct the most popular styles of towers for transmission of broadband, cellular and other wireless communications, including the monopole, the guy tower, stealth tower design, and self-support towers. Our towers broadcast telecommunications signals for PCS, cellular wireless data, paging and broadcast technologies. Most of our towers are built-to-suit for our customers, to meet their individual needs.

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


     PLAN OF OPERATIONS FOR 2003

     Central Wireless intends to continue to market and expand its client base by offering quality services at competitive pricing. The market is still highly competitive, but we envision that the industry will gain momentum during the third and fourth quarters of the year.

     An area of potential increased growth is in wireless broadband. Central Wireless has personnel trained in the deployment of "line of site" broadband technology. We have negotiated an agreement to become a contractor for a large countywide deployment of wireless broadband services in South Carolina. The potential for an expansion of this type of service to other counties is currently being negotiated by Alliance Towers, Inc.

     Central Wireless intends to execute an agreement to allow the Company to be licensed in and perform General Contracting services in the following states:
Alabama, Mississippi, Georgia, Tennessee, North and South Carolina, Louisiana, as well as Florida. The licensing in these states will allow Central Wireless to directly perform many of the tasks that would have been previously subcontracted. We believe that this should lead to an increased revenue stream and additional profitability. Upon the completion of the licensing process, we intend to complete the qualification processes to allow Central Wireless to bid and execute work involved in E-911 equipment installation.

     We intend to focus on site acquisition, zoning and engineering side of the business. We believe that the bundling of these services along with the General Contracting services will further our ability to provide total turnkey solutions to our clients.

     Central Wireless intends to focus on our key business while looking for opportunities to establish our revenue and client base. We are committed to performing the work in the most efficient manner possible, while maintaining low overheads. We believe this philosophy should lead to structured growth and provide maximum returns to our stockholders.

     We  currently  have   agreements   with  Alliance   Towers  Inc.  to  build
telecommunications towers in southern and central Georgia and are currently performing site acquisition for tower locations in South Carolina for a wireless broadband system. During the first quarter of 2003 there have been agreements with Alliance Towers to site acquisition work in Georgia for multiple site as well as site acquisition work in South Carolina. After completion of the site acquisition the preliminary RF engineering shall be performed to ensure that the site selection is adequate for the carriers the towers are being built for. Construction should follow once the plans and engineering are approved and the required approvals for the county are completed.




     RESULTS OF OPERATIONS

     The Company ceased all operations of its prior business activities in January 2002. In accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Discontinued Events and Extraordinary Items, the Company has presented the operating results related to these businesses for the Quarter ended March 31, 2002 primarily in one line item as Loss from Operations of Discontinued Divisions. The net loss for the quarter ended March 31, 2002, was $148,585. The net loss from operation for quarter ended March 31, 2003 was $366,718.


     REVERSE STOCK SPLIT

     On July 26, 2002, each 20 shares of the Company's common stock which were issued and outstanding or reserved for issuance by the Company, were exchanged for one share of common stock. The share amounts in the accompanying financial statements and notes give effect to this reverse split as if it occurred at the beginning of earliest period presented.


     FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

     (1) REVENUES. For the three months ended March 31, 2003, our Company had $4 in revenue as compared to $0 in revenue for the three months ended March 31, 2002.

     (2) SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

     THREE MONTHS ENDED MARCH 31, 2003 AND 2002. For the three months ended March 31, 2003, selling, general and administrative expenses increased to $232,562, as compared to $0 for the three months ended March 31, 2002. The increase of $232,562 is the result of discontinued operations in the previous year and accounting for the expenses as a discontinuation of operations. The amount recognized as discontinued operations for the three months ended March 31, 2002 amounted to a loss of $148,585.

     LIQUIDITY AND CAPITAL RESOURCES


     WORKING CAPITAL

     The Company had a net working capital deficit on March 31, 2003 of $1,106,474 versus a net working capital of $1,368,086 for March 31, 2002. Cash consisted of $7,986 as of March 31, 2003. The liabilities consist of Notes from before the change of control as well as the issuance of Note's since the change of control. Additionally, accounts payable and accrued liabilities, which arose prior to the Company's change of control as of June 28, 2002, as well as activity through March 31, 2003 have caused a deficit in net working capital.

     At March 31, 2003, the Company's current assets were $8,789 compared to $1,229 at March 31, 2002. The Company's current liabilities as at March 31, 2003 were $1,115,263 compared to $1,369,315 at March 31, 2002. The Company has no assured financial resources available to meet its March 31, 2003 working capital deficit of $1,106,474 and future operating costs.

     The Company is currently seeking external sources of financing to fund its operations.


     CASH FLOW FROM OPERATING ACTIVITY

     Net cash used by Operating Activities for the quarter ended March 31, 2003 and 2002 was $50,391 and $37,692. The use of cash from operating activities through March 31, 2002 is in connection with the discontinuation of activities. During the same period of 2003, the use of cash related to the Company's initial telecommunications activities.


     CASH FLOW FROM INVESTING ACTIVITY

     For the quarter ended March 31 2003 no cash was provided from investing activities. During the quarter ended March 31, 2002, the cash flows from Investing Activities was $17,692 which related to a sale of Vistastream equipment from our discontinued operations in 2002.


     CASH FLOW FROM FINANCING ACTIVITY

     Cash flows from financing activities for the quarter ended March 31, 2003 and 2002 were $0 and $20,000. Cash provided for the quarter ended March 31, 2002, was due to an issuance of a note payable.

     During the first quarter of 2003, convertible debt in the amount of $15,237.84 was converted to common stock resulting in the issuance of 2,894,548 shares of our common stock. As of May 13, 2003, convertible debt in the amount of $240,991 was converted to common stock resulting in the issuance of 48,533,534 shares of our common stock.

     The Company has incurred significant operating losses and the assets acquired from KRC (SEE Note 1 to the financial statements for the year ended
December 31, 2002) are in the start-up phase. Also, the Company has limited financial resources and is in default on its notes payable to shareholders. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to raise significant additional capital in order to continue as a going concern, as well as to pursue its business plan in the telecommunications market.


     RISK FACTORS

     Our Company is subject to various risks which may materially harm our business, financial condition and results of operations. Certain risks are discussed below.

     WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

     We have historically lost money in prior years. For the three months ended March 31, 2003, we sustained losses of $366,718. For the years ended December 31, 2002 and December 31, 2001, we sustained losses of $791,272 and $1,742,599, respectively. Future losses are likely to occur. Our independent auditors have noted that our Company may not have significant cash or other material assets to cover its operating costs and to allow it to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.


     WE HAVE BEEN THE SUBJECT OF A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS

     Our independent auditors have added explanatory paragraphs to their audit opinions issued in connection with the 2002 and 2001 financial statements which states that our Company is dependent on outside financing and has had losses since inception that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.


     WE HAVE BEEN AND CONTINUE TO BE SUBJECT TO A WORKING CAPITAL DEFICIT AND ACCUMULATED DEFICIT

     We had a working capital deficit of $1.1 million at March 31, 2003. We had a working capital deficit of $0.9 million and $1.2 million at December 31, 2002 and 2001, respectively. We had an accumulated deficit of $4.7 million at March 31, 2003. We had an accumulated deficit of $4.3 million and $3.6 million at December 31, 2002 and 2001, respectively. Our ability to obtain additional funding will determine our ability to continue as a going concern. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.


     OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY

     There has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results, announcements by our competitors and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.


     EXISTING SHAREHOLDERS WILL EXPERIENCE SIGNIFICANT DILUTION FROM OUR SALE OF CONVERTIBLE DEBENTURES

     The sale of shares pursuant to the conversion of debentures will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price is the more shares of common stock we will have to issue upon conversion of the convertible debentures. If our stock price is lower, then our existing stockholders would experience greater dilution.


     WE ARE CURRENTLY IN DEFAULT ON OUR CONVERTIBLE DEBENTURES

     We are currently in default on our obligations under the convertible debentures. Pursuant to the terms of our convertible debentures, the investors may apply a penalty to our Company if we are in default which would increase the amount due to the Investors by at least 30%. Our Company has not paid any principal, interest and/or penalties owed under the convertible debentures, nor do we have the funds available to payoff the outstanding balances of the convertible debentures. In connection with the convertible debentures, we entered into security agreements, in which our Company granted a security interest to the Investors covering substantially all of our assets. Because we are in default on the convertible debentures, the Investors may exercise their rights under the security agreements, which include the right to take possession of our assets, sell such assets, and apply the proceeds of such sales to pay down the outstanding balance of the convertible debentures. The Investors have delivered demand letters to our Company with respect to the current default of these convertible debentures and the registration of shares of our common stock underlying the convertible debentures and the penalty provisions contained within the convertible debentures. In the event the Investors decide to foreclose on our assets, we would not be able to prevent the foreclosure, resulting in the sale of some or all of our assets. In such event, we would be forced to reduce or cease our operations.


         WE COULD FAIL TO ATTRACT OR RETAIN KEY PERSONNEL

         We are dependent upon our two full time employees, Kenneth W. Brand, our Chief Executive Officer and Steven W. Troyan, our Vice President of Construction, to continue in the current performance of their current duties with Central Wireless. The stability and growth of Central Wireless would be significantly compromised if these persons were unable or unwilling to perform their responsibilities. At this time, we have not entered into employment agreements with any of our employees. Our officers are employed "at will" and could resign at any time. If any of our employees terminate their relationship with us, Central Wireless would have to immediately find a suitable replacement, which may not be possible.



ITEM 3.  CONTROLS AND PROCEDURES


     QUARTERLY EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer
(CEO) and Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

     CEO AND CFO CERTIFICATIONS. Appearing immediately following the Signatures section of this Quarterly Report there are two separate forms of
"Certifications" of the CEO and the CFO. The first form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the
Section 302 Certification). This section of the Quarterly Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

     DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

     LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS. The Company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     SCOPE OF THE CONTROLS EVALUATION. The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. Our Internal Controls are also evaluated on an ongoing basis by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

     Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal
Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of the Quarterly Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

     In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

     CONCLUSIONS. Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to Intel and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

                                     PART II


ITEM 1.  LEGAL PROCEEDINGS

     None


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the first quarter of 2003, convertible debt in the amount of $15,237.84 was converted into common stock, resulting in the issuance of 2,894,548 shares of our common stock. As of May 20, 2003, convertible debt in the amount of $240,991 was converted into common stock, resulting in the issuance of 48,533,534 shares of our common stock.

     On January 13, 2003, 1,500,000 shares at a market value of $0.03 were issued to Sharon Hetman for payment of a 45,000 note.

     On January 20, 2003, 100,000 shares were issued to retain the services of Ronald A. Jones, as an independent director, at a market value of $0.02 per share for a total of $2,000.

     On February 20, 2003, 100,000,000 shares were issued and exchange in accordance with a Share Exchange Agreement, dated March 6, 2003, between the Company and Alliance Towers, Inc.

     Between April 1, 2003 and May 27, 2003, the Company issued 5,072,464 shares of restricted common stock to investors pursuant to the conversion of convertible debentures. As of May 27, 2003, the remaining principal of convertible debentures is $914,163.06.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     On May 8, 2002, $274,525 in debentures, plus accrued and unpaid interest in the amount of $23,220, became due of which $1,875 was subsequently converted to common stock, and on July 30, 2002, $272,650 in debentures, plus accrued and unpaid interest, became due. These debentures were sold to two of the Investors under the 2001 Securities Purchase Agreement. If we are in default under the debenture agreement and other conditions exist as defined in the agreement, a penalty may apply which would increase the amount due by at least 30% in excess of the amounts previously due under the agreement. We have not paid the principal, interest and penalties we owe under these debentures, and we do not have the money to pay off the outstanding balances of the debentures. On April 23, 2002, the Company received a default notice with respect to Company's default under the convertible debentures.

     We have entered into security agreements in favor of the Investors covering substantially all of our assets, in order to secure our obligations under the debentures and the warrants. Because we failed to timely pay the debentures sold under the 2001 Securities Purchase Agreement, the Investors may exercise their rights under the security agreements, including the right to take possession of our assets, sell those assets, and apply the proceeds of such sales to pay down the outstanding balance of the debenture, however, they have the right to take action at any time they choose. If the Investors decide to foreclose on our assets, we would not be able to prevent the foreclosure, resulting in the sale of some or all of our assets. In such event, persons purchasing our common stock could lose their entire investment. On April 23, 2002, the Company received a default notice with respect to Company's default under the convertible debentures.

     THE INVESTOR

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

     Debentures - All Debentures are n default - $600,000 in debentures due May 8,2002 and July 30, 2002 are in default for nonpayment upon maturity. The Investors have not informed us of any collection proceedings or other actions they intend to take with respect to the unpaid amounts.

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

     Antidilution Provisions - If we sell shares of common stock for consideration per share that is less than the conversion price, then the conversion price is decreased to equal the lower price per share. The number of shares issuable to he Investors is adjustable upon the issuance of dividends, the distribution of assets, mergers, consolidations, recapitalizations, and similar events.

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

     As of May 23, 2003, all share of common stock registered in the previous registration statement have been issued to the investor for conversion of debt. As such we are currently in default for not having the required number of shares available for conversion.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  EXHIBITS

(a) Exhibits


EXHIBIT NO.    DESCRIPTION
----------     -------------------------------------------------------------------------
s
2.1            Asset  Purchase  Agreement  dated June 28, 2002 by and among e resources inc, KRC Communications, Inc. and Keith Roy Chrimson. (9)

3.1            Articles of  Incorporation,  filed with the Utah  Secretary  of State on
               March 8, 1987. (8)

3.2            Articles of Amendment to the Articles of  Incorporation,  filed with the
               Utah Secretary of State on February 3, 1995. (8)

3.3            Articles of Amendment to the Articles of  Incorporation,  filed with the
               Utah Secretary of State on June 9, 1999. (8)

3.4            Articles of Amendment to the  Articles of  Incorporation,  file with the
               Utah Secretary of State on February 7, 2000. (8)

3.5            Articles of Amendment to the  Articles of  Incorporation,  file with the
               Utah Secretary of State on Marcy 24, 2000. (8)

3.6            Articles of Amendment to the  Articles of  Incorporation,  file with the
               Utah Secretary of State on August 21, 2002. (1)

3.7            First Amended and Restated Bylaws of the Company.  (3)

4.1            Securities Purchase Agreement, dated May 8, 2001. (2)

4.2            Form of Secured Convertible Debenture, dated May 8, 2001. (2)

4.3            Form of Stock Purchase Warrant, dated May 8, 2001. (2)

4.4            Registration Rights Agreement, dated May 8, 2001. (2)

4.5            Security Agreement, dated May 8, 2001. (2)



EXHIBIT NO.    DESCRIPTION
----------     -------------------------------------------------------------------------
s
4.6            Guaranty and Pledge Agreement, dated May 8, 2001. (2)

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


------------

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

(8) Filed with the Commission on June 13, 2001 as an attachment to our Registration Statement on Form SB-2 and incorporate by reference.

(9) Filed with the Commission on July 12, 2002 as an attachment to our Form 8-K and incorporated by reference.

(b) Reports on Form 8-K

     On March 6, 2003, the Company filed a Current Report on Form 8-K with respect to Item 2 - Acquisition or Disposition of Assets, Item 6 - Regulation FD Disclosure and Item 7 - Exhibits.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   May 28, 2003                    CENTRAL WIRELESS, INC.

                                         By:      /S/ KENNETH W. BRAND
                                                  -----------------------
                                                      Kenneth W. Brand
                                                      Chief Executive Officer


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Central Wireless, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

          1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



/S/ KENNETH W. BRAND
-------------------------------
Kenneth W. Brand
Chief Executive Officer and
Acting Chief Financial Officer

                              OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302

     The undersigned Chief Executive Officer of Central Wireless, Inc., hereby certifies that:

     1. he has reviewed the report;

     2. based on his knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

     3. based on his knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

     4. he and the other certifying officers:

          a. are responsible for establishing and maintaining "disclosure controls and procedures" (a newly-defined term reflecting the concept of controls and procedures related to disclosure embodied in Section 302(a)(4) of the Act) for the issuer;

          b. have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the periodic report is being prepared;

          c. have evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report; and

     d. have presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

     5. he and the other certifying officers have disclosed to the issuer's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

     6. he and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                                                 /S/ KENNETH W. BRAND
                                                ------------------------
                                                     Kenneth W. Brand
                                                     Chief Executive Officer

                              OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302

     The undersigned Chief Financial Officer of Central Wireless, Inc., hereby certifies that:

     1. he has reviewed the report;

     2. based on his knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

     3. based on his knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

     4. he and the other certifying officers:

          a. are responsible for establishing and maintaining "disclosure controls and procedures" (a newly-defined term reflecting the concept of controls and procedures related to disclosure embodied in Section 302(a)(4) of the Act) for the issuer;

          b. have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the periodic report is being prepared;

          c. have evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report; and

          d.  have  presented  in  the  report  their   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

     5. he and the other certifying officers have disclosed to the issuer's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

     6. he and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                                        /S/ KENNETH W. BRAND
                                        ------------------------------
                                            Kenneth W. Brand
                                            Acting Chief Financial Officer