Form 10QSB
period 2003-06-30
CENTRAL WIRELESS INC
filed 2003-08-18
CIK 814070

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from _________ to __________.

                          Commission File No. 033-14065

                             CENTRAL WIRELESS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             UTAH                                      87-0476117
             ----                                      ----------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                  Identification Number)


4333 SOUTH TAMIAMI TRAIL, SUITE E, SARASOTA FLORIDA            34271
---------------------------------------------------            -----
     (Address of principal executive offices)               (Zip Code)

     Registrant's telephone number, including area code: (941) 929-1534
                                                         --------------


(1) Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

(2)  has been subject to such filing requirements for the past 90 days
     [X] Yes [ ] No

     As of August 13, 2003, there were 237,930,144 shares outstanding of issuer's common stock.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS


                             CENTRAL WIRELESS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS
                                TABLE OF CONTENTS

                                                               PAGE
                                                               ----



ACCOUNTANTS' REVIEW REPORT                                       1

BALANCE SHEET                                                    2

STATEMENTS OF INCOME                                             3

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY                     4

STATEMENTS OF CASH FLOWS                                         5

August 11, 2003


TO THE BOARD OF DIRECTORS
Central Wireless, Inc.
Sarasota, Florida


                            ACCOUNTANTS REVIEW REPORT

         We have reviewed the accompanying balance sheet of Central Wireless, Inc. (a development stage company) as of June 30, 2003, and the related statements of income for the three and six months ended June 30, 2003, and the statements of stockholders' equity and cash flows for the six months ended June 30, 2003 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Central Wireless, Inc.

         A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

         The balance sheet as of December 31, 2002 and the statement of changes in stockholders' equity for the year ended December 31, 2002 of Central Wireless, Inc. and subsidiaries was audited by other auditors, and they have expressed an unqualified opinion on it in their report dated March 5, 2003, but they have not performed any auditing procedures since that date. The consolidated statements of income and cash flows for the three and six months ended June 30, 2002 of Central Wireless, Inc. and subsidiaries were reviewed by other accountants, whose report stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles.

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

         Certain conditions indicate that the Corporation may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Corporation be unable to continue as a going concern.



Certified Public Accountants

                             CENTRAL WIRELESS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                                                                  June 30,         December 31,
                                                                                    2003              2002
                                                                                 -----------       -----------
                                                                               (consolidated)
ASSETS
Cash                                                                             $       460       $    58,377
Prepaid expenses                                                                       1,605             2,000
                                                                                 -----------       -----------
TOTAL CURRENT ASSETS                                                                   2,065            60,377

Tower site and improvement costs                                                     135,000           135,000
                                                                                 -----------       -----------
                                                                                 $   137,065       $   195,377
                                                                                 ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable                                                               $    69,833       $    60,152
  Accrued expenses                                                                   355,913           284,099
  Contract deposits                                                                   34,500
  Note payable - stockholders, net of
    discounts of $230,868 and $526,534, respectively                                 648,295           663,620
                                                                                 -----------       -----------
    TOTAL LIABILITIES                                                              1,108,541         1,007,871

STOCKHOLDERS' EQUITY
  Common stock - authorized 250,000,000 shares; par value $.001; issued and outstanding, 217,450,984 at June 30, 2003 and 6,127,122
    at December 31, 2002                                                             217,451             6,127
  Preferred stock - authorized 10,000,000 shares;
    no shares issued or outstanding
  Treasury stock                                                                     (20,000)          (20,000)
  Additional paid-in capital                                                       4,638,965         3,549,798
  Accumulated deficit prior to re-entering development stage                      (3,557,147)       (3,557,147)
  Accumulated deficit since re-entering development stage                         (2,250,745)         (791,272)
                                                                                 -----------       -----------
    TOTAL STOCKHOLDERS' EQUITY                                                      (971,476)         (812,494)
                                                                                 -----------       -----------
                                                                                 $   137,065       $   195,377
                                                                                 ===========       ===========

                         See Accountants' Review Report.

                             CENTRAL WIRELESS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              STATEMENTS OF INCOME


                                              Six months         Three months         Six months         Three months
                                            ended June 30,      ended June 30,      ended June 30,      ended June 30,
                                                2003                 2003                2002               2002
                                            -------------       -------------       -------------       -------------
                                                                                    (Consolidated)     (Consolidated)
INCOME
  Interest                                  $           8       $           4       $          --       $          --

EXPENSES
  General and administrative                      110,368              46,819              27,223              27,223
  Interest                                        353,154             218,994
  Professional                                    995,959             826,946
                                            -------------       -------------       -------------       -------------
                                                1,459,481           1,092,759              27,223              27,223
                                            -------------       -------------       -------------       -------------

LOSS FROM CONTINUING
  OPERATIONS BEFORE
  INCOME TAXES                                 (1,459,473)         (1,092,755)            (27,223)            (27,223)
                                            -------------       -------------       -------------       -------------

INCOME TAXES

DISCONTINUED OPERATIONS:
  Loss from operations of
    discontinued divisions, net of tax                                                   (240,545)            (91,960)
                                            -------------       -------------       -------------       -------------

NET LOSS                                    $  (1,459,473)      $  (1,092,755)      $    (267,768)      $    (119,183)
                                            =============       =============       =============       =============

NET LOSS PER SHARE
  Continuing operations                     $       (0.01)      $       (0.01)      $       (0.02)      $       (0.02)
  Discountinued operations                                                                  (0.16)              (0.06)
                                            -------------       -------------       -------------       -------------
                                            $       (0.01)      $       (0.01)      $       (0.18)      $       (0.08)
                                            =============       =============       =============       =============

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                       121,895,473         188,787,476           1,498,444           1,498,444
                                            =============       =============       =============       =============

                         See Accountants' Review Report.

                             CENTRAL WIRELESS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                 Additional                           Retained
                                                 Common           Paid-in          Treasury           Earnings
                                                 Stock            Capital            Stock           (Deficit)           Total
                                              -----------       -----------       -----------       -----------       -----------
BALANCE,
  January 1, 2002                             $     1,199       $ 2,142,222       $        --       $(3,557,147)      $(1,413,726)

Common stock issued for services                      889           132,111                                               133,000

Conversion of payables and debentures               1,139           763,152                                               764,291

Beneficial conversion feature of
  debentures and related warrants                                   515,213                                               515,213

Stock issued for acquisition of business            4,150            (4,150)

Treasury stock acquired                            (1,250)            1,250           (20,000)                            (20,000)

Net loss                                                                                               (791,272)         (791,272)
                                              -----------       -----------       -----------       -----------       -----------

BALANCE,
December 31, 2002                                   6,127         3,549,798           (20,000)       (4,348,419)         (812,494)

Common stock issued
  for services                                     51,600           907,500                                               959,100

Stock issued in exchange agreement                100,000          (100,000)

Stock issued in site acquisition                    1,600            28,800                                                30,400

Conversion of debentures                           58,124           252,867                                               310,991

Net loss                                                                                             (1,459,473)       (1,459,473)
                                              -----------       -----------       -----------       -----------       -----------
BALANCE,
  June 30, 2003                               $   217,451       $ 4,638,965       $   (20,000)      $(5,807,892)      $  (971,476)
                                              ===========       ===========       ===========       ===========       ===========


                         See Accountants' Review Report.

                             CENTRAL WIRELESS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                            For the six months
                                                                                               ended June 30,
                                                                                            2003             2002
                                                                                        -----------       -----------
                                                                                                        (Consolidated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                              $(1,459,473)      $  (267,768)

Adjustments to reconcile net loss to net cash used by operating activities:
  Depreciation and amortization                                                                                 1,377
  Loss on disposal of assets                                                                                    5,987
  Bad debt expense                                                                                              7,789
  Stock issued for services                                                                 959,100            24,044
  Stock issued for site acquisition                                                          30,400
  Amortization of equity component of notes payable                                                             8,828
  Amortization of beneficial conversion feature of debentures and related warrants          295,666
Decrease in operating assets:
  Accounts and notes receivable                                                                               132,743
  Prepaids                                                                                      395
Increase in operating liabilities:
  Accounts payable                                                                            9,681
  Accrued expenses                                                                           71,814
  Other                                                                                      34,500
                                                                                        -----------       -----------

NET CASH USED BY OPERATING ACTIVITIES                                                       (57,917)          (87,000)
                                                                                        -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of equipment                                                                             22,000
                                                                                        -----------       -----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                                                      22,000

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of debentures, net of offering expenses                                                                 40,000
  Advances from shareholder                                                                                    25,000
                                                                                        -----------       -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                                      65,000

NET DECREASE IN CASH                                                                        (57,917)

CASH, at beginning of period                                                                 58,377
                                                                                        -----------       -----------

CASH, at end of period                                                                  $       460       $
                                                                                        ===========       ===========
SUPPLEMENTAL DISCLOSURES:
  Interest paid                                                                         $        --       $        --
                                                                                        ===========       ===========
  Schedule of non-cash investing and financing transactions:
  Conversion of debentures to common stock                                              $   310,991
                                                                                        ===========       ===========
  Common stock issued for services                                                      $   959,100
                                                                                        ===========       ===========
  Stock issued in site acquisition                                                      $    30,400
                                                                                        ===========       ===========

                         See Accountants' Review Report

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introductory Statements


         Forward-Looking Statements And Associated Risks

         This filing contains forward-looking statements, including statements regarding, among other things, (a) the growth strategies of Central Wireless, Inc. ("Central Wireless" or the "Company"), (b) anticipated trends in the Company's industry, (c) the Company's future financing plans and (d) the Company's ability to obtain financing and continue operations. In addition, when used in this filing, the words "believes," "anticipates," "intends," "in anticipation of," and similar words are intended to identify certain forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and the Company's industry, reductions in the availability of financing and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. The Company does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.


         Going Concern

         The Company's auditors stated in their reports on the financial statements of the Company for the period ended December 31, 2001 and 2002 that the Company is dependent on outside financing and has had losses that raise substantial doubt about our ability to continue as a going concern. For the six months ended June 30, 2003 and 2002, Central Wireless incurred a net loss of $1,459,473 and $267,768 respectively. As of June 30, 2003, Central Wireless had an accumulated deficit since re-entering the development stage of $2,250,745. Management is actively seeking customers for its services. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Also, Central Wireless has limited financial resources and is in default on certain notes payable to shareholders and convertible debentures. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management intends to attempt to obtain additional tower projects and generate cash flow to allow the Company to meet its obligations and grow in the future.


         Significant Plant Or Equipment Purchases

         We do not currently anticipate any significant plant or equipment purchases during the next twelve months.


         Employees

         We currently have two (2) employees Kenneth W. Brand and Steve Troyan, and one (1) part-time employee, Sharon Hetman, in Sarasota, Florida. We do not anticipate hiring additional employees during the remainder of 2003. We believe that these personnel will be adequate to accomplish the tasks set forth in our plan of operations for 2003.


         Recent Accounting Pronouncements

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


         Summary Of Significant Accounting Policies


         Cash Equivalents

         For purposes of reporting cash flows, Central Wireless considers all short-term investments with an original maturity of three months or less to be cash equivalents.

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


         Long-Lived Assets

         Central Wireless's policy is to periodically review the net realizable value of its long-lived assets through an assessment of the estimated future cash flows related to such assets. In the event that the assets are found to be carried at amounts in excess of estimated undiscounted future cash flows, the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets. In 2001, due to the plan to discontinue operations, Central Wireless wrote-off its intangible assets entirely and wrote-down its property and equipment to net realize value. The property and equipment was abandoned in 2002.


         Revenue Recognition

         Central Wireless recognized revenue from the discontinued operations described in Note 1 to the financial statements for the year ended December 31, 2002 when services were provided or at the time product was shipped to the customer. For tower construction services, Central Wireless uses the percentage of completion method for recognizing revenues. No tower construction revenues were recognized through December 31, 2002, or during the first six months of 2003.


         Stock-Based Compensation

         Central Wireless applies Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which requires recognition of the value of stock options and warrants granted based on an option pricing model. However, as permitted by SFAS 123, Central Wireless continues to account for stock options and warrants granted to directors and employees pursuant to Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations.


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


         Use Of Estimates

         The preparation of Central Wireless's financial statements in conformity with generally accepted accounting principles requires t Central Wireless's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could different from those estimates.


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

         Our potential customers consist primarily of broadband and other wireless telecommunications carriers, and individuals or business desiring to lease or own telecommunications towers. If we are successful in developing our business, we intend to lease antenna space on towers and rooftop sites that we acquire or lease.

         We consider Central Wireless to be in the early development stage. In 2000 and 2001, our company (then e resources inc) provided video production and streaming services and sold healthcare products over the Internet. Ultimately, our businesses proved to be unsuccessful and in January 2002, we ceased operations. We resumed operations in July 2002, after changing our business strategy and entering the telecommunications industry by acquiring assets consisting primarily of nine contracts to build telecommunications towers capable of transmitting broadband, cellular and other wireless signals from KRC Communications, Inc. In July 2002, we began construction on three towers. Currently, we have operations in the greater Sarasota, Florida region, Oklahoma, Minnesota, South Caroling and Georgia.


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


         Acquisition And Zoning Services

         We believe tower location is essential to providing clear signal transmission. We assist our customers in locating suitable real properties for tower development projects, and in negotiating the lease or purchase of those locations. We have experience in identifying appropriate sites for telecommunications towers, and we frequently assist our clients with site acquisition. We also assist our customers in obtaining FAA, state and local regulatory approval, and work closely with the local zoning authorities to obtain any required permits.


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

         Plan Of Operations For 2003

         Central Wireless intends to continue to market and expand its client base by offering quality services at competitive pricing. The market is still highly competitive, but we envision that the industry will gain momentum during the remainder of the year.

         An area of potential increased growth is in wireless broadband. Central Wireless has the ability to deploy "line of site" broadband technology. We have negotiated an agreement to become a contractor for a large countywide deployment of wireless broadband services in South Carolina. The potential for an expansion of this type of service to other counties is currently being negotiated by Alliance Towers, Inc.

         Central Wireless has executed an agreement to allow the Company to be licensed in and perform General Contracting services in the following states:
Alabama, Mississippi, Georgia, Tennessee, North and South Carolina, Louisiana, as well as Florida. The licensing in these states will allow Central Wireless to directly perform many of the tasks that would have been previously subcontracted. We believe that this should lead to an increased revenue stream and additional profitability. Upon the completion of the licensing process, we intend to complete the qualification processes to allow Central Wireless to bid and execute work involved in E-911 equipment installation.

         We intend to focus on site acquisition, zoning and engineering side of the business. We believe that the bundling of these services along with the General Contracting services will assist us in being able to provide total turnkey solutions to our clients.

         Central Wireless intends to focus on our key business while looking for opportunities to establish our revenue and client base. We are committed to performing the work in the most efficient manner possible, while maintaining low overheads.

         We currently have agreements with Alliance Towers Inc. to build Telecommunications towers in southern and central Georgia and are currently performing site acquisition for tower locations in South Carolina for a wireless broadband system. During the first six months of 2003 there have been agreements with Alliance Towers to perform site acquisition work in Georgia for multiple site as well as site acquisition work in South Carolina. After completion of the site acquisition the preliminary RF engineering shall be performed to ensure that the site selection is adequate for the carriers the towers are being built for. Construction should follow once the plans and engineering are approved and the required approvals for the county are completed.

         Central Wireless has received three signed ground leases for Alliance Towers Sites. Pineboro and Norman in Colquit County and Ousley in Brooks County, GA. The survey is complete on the Alliance Project in Terrell County, GA and the zoning/engineering package is in process for submittal by the August zoning submittal date. Surveying is proceeding on 3 additional Alliance Towers sites. The 2C survey documentation on four Alliance Towers sites have been received and submitted to the FAA for aeronautical studies and approval. Central Wireless has submitted 4 site data package for review by Alliance Towers. These packages contain preliminary design, lease, preliminary environmental and utility interconnection information. South Carolina Project Management continues on pre-construction activities for the Georgetown, project. The historical review for the Sarasota site has been completed and submitted to the county, upon completion review the formal 20 day review period begins.


         Results Of Operations

         Central Wireless ceased all operations of its prior business activities in January 2002. In accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Discontinued Events and Extraordinary Items, Central Wireless has presented the operating results related to these businesses for the six months ended June 30, 2002 primarily in one line item as Loss from Operations of Discontinued Divisions. The net loss for the six months ended June 30, 2003, was $1,459,473. The net loss for six months ended June 30, 2002 was $267,768, which consisted of mainly the loss from discontinued operations.

         Reverse Stock Split

         On July 26, 2002, each 20 shares of the Company's common stock which were issued and outstanding or reserved for issuance by the Company were exchanged for one share of common stock. The share amounts in the accompanying financial statements and notes give effect to this reverse split as if it occurred at the beginning of earliest period presented.


Six Months And Three Months Ended June 30, 2003 And 2002


         Revenues

         For the six months ended June 30, 2003 and 2002, Central Wireless had $8 and $0 respectively in revenue. For the three months ended June 30, 2003 and 2002, Central Wireless had $4 and $0 respectively in revenue. Central Wireless expects to generate revenue by the end of this fiscal year.


         Selling, General And Administrative Expenses.

         For the six months ended June 30, 2003 and 2002, selling, general and administrative expenses were $1,459,481 and $27,223 respectively. For the 2003 six month period, the expense consisted of $110,368 of general and administrative fees, $353,154 in interest expenses and $995,959 in professional fees. In the 2002 six month period, the expenses consisted entirely of $27,223 of general and administrative expenses. For the three months ended June 30, 2003 and 2002, selling, general and administrative expenses were $1,092,759 and $27,223 respectively. For the 2003 three month period, the expense consisted of $46,819 of general and administrative fees, $218,994 in interest expenses and $826,946 in professional fees. In the 2002 three month period, the expenses consisted entirely of $27,223 of general and administrative expenses.


         Net loss

         For the six months ended June 30, 2003, Central Wireless had a net loss of $1,459,473, or $0.01 per share, which consisted the selling, general and administrative expenses, offset slightly by Central Wireless revenue. In the same period for 2002, Central Wireless' had a net loss of $267,768, or $0.18 per share, which consisted mainly of the amount recognized as discontinued
operations of $240,545. For the three months ended June 30, 2003, Central Wireless had a net loss of $1,092,755, or $0.01 per share, which consisted the selling, general and administrative expenses, offset slightly by Central Wireless revenue. In the same period for 2002, Central Wireless' had a net loss of $119,183, or $0.08 per share, which consisted mainly of the amount recognized as discontinued operations of $91,960.


         Liquidity And Capital Resources


         Working Capital

         Central Wireless had a net working capital deficit for six months ended June 30, 2003 of $1,106,476 versus a net working capital deficit of $816,411 for June 30, 2002. Cash consisted of $460 as of June 30, 2003. The liabilities consist of notes from before the change of control as well as the issuance of notes since the change of control through December 31, 2002. Additionally, accounts payable and accrued liabilities, which arose prior to Central Wireless's change of control as of June 28, 2002, as well as activity through June 30, 2003 have caused a deficit in net working capital.

         At the six months ended June 30, 2003, Central Wireless's current assets were $2,065 compared to $140 for the six months ended June 30, 2002.
Central Wireless's current liabilities as at June 30, 2003 were $1,108,541 compared to $816,551 at June 30, 2002. Central Wireless has no assured financial resources available to meet its June 30, 2003 working capital deficit of $1,106,476.

         The Company is currently seeking external sources of financing to fund its operations.

         Central Wireless is contemplating a proposed financing transaction pursuant to which the Company would enter into a Securities Purchase Agreement and a Private Equity Line of Credit Agreement with one or more of the following parties: AJW Partners, LLC/AJW Qualified Partners, LLC, AJW Offshore, Ltd/New Millennium Capital Partners II, LLC and Equilibrium Equity, LLC. Pursuant to the terms of the proposed Securities Purchase Agreement, some of these entities would purchase a total of Two Hundred Thousand Dollars ($200,000) of 12% convertible debentures from the Company and warrants to purchase Six Hundred Thousand (600,000) shares of the Company's common stock. The convertible debentures would have a one-year term and the warrants would have to be exercised within five (5) years from the date of issuance.

Under the proposed Private Equity Line of Credit Agreement, the investors would purchase, subject to certain terms and conditions contained within the agreement, up to Five Million Dollars ($5,000,000) of the Company's common stock during thirty-six (36) month commitment period. There is not guaranty that this transaction will in fact occur, or that Central Wireless will be able to obtain financing from any other sources.


         Cash Flow From Operating Activity

         Net cash used by Operating Activities for the six months ended June 30, 2003 and 2002 was $57,917 and $87,000 respectively. The use of cash from operating activities through June 30, 2002 is in connection with the discontinuation of activities. During the same period of 2003, the use of cash related to the Company's initial telecommunications activities. Moreover, Central Wireless net loss of $1,459,473 was offset by non cash items including mainly $959,100 for stock issued for services and $295,666 for amortization of beneficial conversion feature of debentures and warrants.


         Cash Flow From Investing Activity

         For six months ended June 30, 2003 no cash was provided from investing activities. During the six months ended June 30, 2002, the cash flows from Investing Activities was $22,000 which related to a sale of Vistastream equipment from our discontinued operations in 2002.


         Cash Flow From Financing Activity

         Cash flows from financing activities for the six months ended June 30, 2003 and 2002 were $0 and $65,000 respectively. Cash provided for the six months ended June 30, 2002, was due to an issuance of a note payable.

         During the second quarter of 2003, convertible debt in the amount of $295,753 was converted to common stock resulting in the issuance of 55,572,382 shares of our common stock. As of August 4, 2003, for the fiscal year, there has been convertible debt in the amount of $415,991 converted to common stock resulting in the issuance of 72,478,022 shares of our common stock.

         Central Wireless has incurred significant operating losses and the assets acquired from KRC are in the start-up phase. Also, Central Wireless has limited financial resources and is in default on its notes payable to shareholders and on its outstanding convertible debentures. These factors raise substantial doubt about Central Wireless's ability to continue as a going concern. Central Wireless needs to raise significant additional capital in order to continue as a going concern, as well as to pursue its business plan in the telecommunications market.


         Risk Factors

         Our Company is subject to various risks which may materially harm our business, financial condition and results of operations. Certain risks are discussed below.


         We Have Historically Lost Money And Losses May Continue In The Future

         We have historically lost money in prior years. For the six months ended June 30, 2003, we sustained losses of $1,459,473. For the six months ended June 30, 2002, we had sustained losses of $267,768. Future losses are likely to occur. Our independent auditors have noted that our Company may not have significant cash or other material assets to cover its operating costs and to allow it to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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


         We Have Been And Continue To Be Subject To A Working Capital Deficit And Accumulated Deficit

         We had a working capital deficit of $1.1 million for the six months ended June 30, 2003, compared to a working capital deficit of $0.8 million for the six months ended June 30, 2002. Our ability to obtain additional funding will determine our ability to continue as a going concern. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.


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


         We Are Currently In Default On Our Convertible Debentures

         We are currently in default on our obligations under the convertible debentures. We have approximately $774,162 in principal amount of convertible debentures. Pursuant to the terms of our convertible debentures, the investors may apply a penalty to our Company if we are in default which would increase the amount due to the investors by at least 30%. Our Company has not paid any principal, interest and/or penalties owed under the convertible debentures, nor do we have the funds available to payoff the outstanding balances of the convertible debentures. In connection with the convertible debentures, we entered into security agreements, in which our Company granted a security interest to the investors covering substantially all of our assets. Because we are in default on the convertible debentures, the investors may exercise their rights under the security agreements, which include the right to take possession of our assets, sell such assets, and apply the proceeds of such sales to pay down the outstanding balance of the convertible debentures. The investors have delivered demand letters to our Company with respect to the current default of these convertible debentures and the registration of shares of our common stock underlying the convertible debentures and the penalty provisions contained within the convertible debentures. In the event the investors decide to foreclose on our assets, we would not be able to prevent the foreclosure, resulting in the sale of some or all of our assets. In such event, we would be forced to reduce or cease our operations.


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


ITEM 3.  CONTROLS AND PROCEDURES

         Quarterly Evaluation Of The Company's Disclosure Controls And Internal Controls. Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer
(CEO) and Acting Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

         CEO And CFO Certifications. Appearing immediately following the Signatures section of this Quarterly Report there is a form of "Certifications" of the CEO and the Acting CFO. The form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Quarterly Report which you are currently reading is the information concerning the Controls Evaluation referred to in the
Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

         Disclosure Controls And Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and the Acting CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

         Limitations On The Effectiveness Of Controls. The Company's management, including the CEO and Acting CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

         Scope Of The Controls Evaluation. The CEO/Acting CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, the CEO/Acting CFO sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. Our Internal Controls are also evaluated on an ongoing basis by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

         Among other matters, the CEO/Acting CFO sought in the evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal Controls. This information was important both for the Controls Evaluation generally and because the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of the Quarterly Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. The CEO/Acting CFO also sought to deal with other controls matters in the Controls

Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

         In accord with SEC requirements, the CEO and Acting CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Conclusions. Based upon the Controls Evaluation, our CEO and Acting CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to Intel and its consolidated subsidiaries is made known to management, including the CEO and Acting CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

                                     PART II


ITEM 1.  LEGAL PROCEEDINGS

         None


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the second quarter of 2003, convertible debt in the amount of $295,753 was converted into common stock, resulting in the issuance of 55,572,382 shares of our common stock. As of August 4, 2003, convertible debt in the amount of $415,991 has been converted into common stock, resulting in the issuance of 72,478,022 shares of our common stock.

         On January 13, 2003, 1,500,000 shares at a market value of $0.03 were issued to Sharon Hetman for payment of a $45,000 note.

         On January 20, 2003, 100,000 shares were issued to retain the services of Ronald A. Jones, as an independent director, at a market value of $0.02 per share for a total of $2,000.

         On February 20, 2003, 100,000,000 shares were issued and exchange in accordance with a Share Exchange Agreement, dated March 6, 2003, between the Company and Alliance Towers, Inc.

         On May 23, 2003, 5,072,464 restricted shares were issued to investors pursuant to the conversion of convertible debentures.

         On June 11, 2003, 1,600,000 restricted shares were pursuant to a agreement to be licensed in eight (8) states to perform General Contracting Services.

         On June 26, 2003, 4,861,112 restricted shares were issued to investors pursuant to the conversion of convertible debentures.

         On July 6, 2003, 4,487,178 restricted shares were issued to investors pursuant to the conversion of convertible debentures.

         On July 21, 2003, 4,794,520 restricted shares were issued to investors pursuant to the conversion of convertible debentures.

         On August 4, 2003, 5,072,462 restricted shares were issued to investors pursuant to the conversion of convertible debentures.

         On August 12, 2003, 1,500,000 shares were issued to each of Kenneth Brand, Michael Delin, Robert Sandburg and Steve Troyan as payment of $17,250 of accrued but unpaid compensation for each.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         We have approximately $774,162 in principal amount of convertible debentures. The interest rate on the debentures is 12% or 15% if the debentures are in default. Principal in the amount of $274,525 plus accrued interest became due on May 8, 2002; $272,650 in principal plus accrued interest became due on July, 30, 2002; $50,000 in principal plus accrued interest became due on March 29, 2003; $200,000 in principal plus accrued interest became due on July 12, 2003; $200,000 in principal and accrued interest will become due on September 12, 2003 and $200,000 in principal and accrued interest will become due on December 20, 2003. There have been $415,991 in debt converted to common stock as of August 4, 2003.

         Debentures that have become due prior to July 30, 2003 are currently in default for nonpayment. None of these debenture holders have informed us of any collection proceedings or other actions they intend to take with respect to the unpaid amounts.

         The debentures are convertible into shares of our commons stock at a conversion price, which is significantly lower than our common stock's trading price on the OTCBB at any given time. The conversion price is equal to the lesser of (i) 50%, multiplied by the average of the lowest three trading prices for our common stock during the 20 trading days immediately prior to the notice of conversion, and (ii) a fixed conversion price ranging from $0.60 to $.10.

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


Secured Convertible Debentures

         Amount Sold - As of December 31, 2002, we have sold an aggregate of $1,250,000 in secured convertible debentures to the Investors under the 2001 Securities Purchase Agreement, the Letter Agreement and the 2002 Securities Purchase Agreement. No debentures have been sold in 2003.

         Interest Rate and Maturity - The interest rate on the debentures is 12%, or 15% if the debentures are in default. $274,525 in principal and accrued interest became due on May 8, 2002; $272,650 in principal plus accrued interest became due on July 30, 2002; $50,000 in principal plus accrued interest becomes due on March 29, 2003; $200,000 in principal plus accrued interest becomes due on July 12, 2003; and $200,000 in principal plus accrued interest becomes due on September 12, 2003; and $200,000 in principal plus accrued interest becomes due on December 20, 2003.

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

         Anti-dilution Provisions - If we sell shares of common stock for consideration per share that is less than the conversion price, then the conversion price is decreased to equal the lower price per share. The number of shares issuable to he Investors is adjustable upon the issuance of dividends, the distribution of assets, mergers, consolidations, recapitalizations, and similar events.

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

         Pledge and Guaranty - Kenneth W. Brand, our Chief Executive Officer and Keith Roy Chrismon, our past President and past Chairman of the Board, each pledged the shares of common stock owned by them to the Investors, to ensure our obligations under the 2002 Securities Purchase Agreement and the related debentures and warrants.


Warrants

         Amount Sold - As of December 31, 2002, we have sold warrants for an aggregate of 152,500 shares of common stock to the Investors under the 2001 Securities Purchase Agreement, the Letter Agreement and the 2002 Securities Purchase Agreement. No warrants have been sold in 2003.

         Expiration Date - Warrants to purchase 15,000 shares of common stock expire May 8, 2004; warrants to purchase 15,000 shares of common stock expire July 30, 2004; warrants to purchase 2,500 shares of common stock expire March 29, 2005; warrants to purchase 40,000 shares of common stock expire July 12, 2005; and warrants to purchase 40,000 shares of common stock expire September 12, 2005: and warrants to purchase 40,000 shares of common stock expire December 31, 2005.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None, to date. Central Wireless has filed a definitive information statement, which it plans to beginning mainly to shareholders on or about August 20, 2003, concerning a proposal to increase the authorized number of shares of common stock from 250,000,000 shares to 2,000,000,000 shares. Holders of a majority of the shares of outstanding common stock as of the record date, August 13, 2003, have indicated that they will be voting in favor of the proposal.


ITEM 5.  EXHIBITS

         (a) Exhibits

Exhibit No.   Description
-----------   -----------

2.1 Asset Purchase Agreement dated June 28, 2002 by and among e resources inc, KRC Communications, Inc. and Keith Roy Chrimson.
              (9)

3.1 Articles of Incorporation, filed with the Utah Secretary of State on March 8, 1987. (8)

3.2 Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on February 3, 1995. (8)

3.3 Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on June 9, 1999. (8)

3.4 Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on February 7, 2000. (8)

Exhibit No.   Description
-----------   -----------

3.5 Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on Marcy 24, 2000. (8)

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

4.15          Form of Stock Purchase Warrant, dated July 12, 2002. (4)

4.16          Registration Rights Agreement, dated July 12, 2002. (4)

4.17          Security Agreement, dated July 12, 2002. (4)

4.18          Form of Guaranty and Pledge Agreement, dated July 12, 2002. (4)

4.19          Letter Agreement, dated November 5, 2002.

99.1 Share Exchange Agreement effective as of February 20, 2003 by and among Central Wireless, Inc., Kenneth W. Brand, Robert Sandburg and Michael Delin. (10)

31.1 Certification of the Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1          Code of Ethics and  Business  Conduct of Officers,  Directors  and
              Employees

(1) Filed with the Commission on August 29, 2002, as an attachment to our Form SB-2 and incorporated by reference.

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

(10) Filed with the Commission on March 6, 2003 as an attachment to our Form 8-K and incorporated by reference

         (b) Reports on Form 8-K

         On March 6, 2003, the Company filed a Current Report on Form 8-K with respect to Item 2 - Acquisition or Disposition of Assets, Item 6 - Regulation FD Disclosure and Item 7 - Exhibits.

         On May 28, 2003, the Company filed a Current Report on Form 8-K with respect to Item 4-Change in Registrant's Certifying Accountant.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2003             CENTRAL WIRELESS, INC.

                                   By: /S/ Kenneth W. Brand
                                       -----------------------------------------
                                       Kenneth W. Brand
                                       Chief Executive Officer and Acting Chief
                                       Financial Officer