Form 10QSB
period 2003-09-30
CENTRAL WIRELESS INC
filed 2003-11-17
CIK 814070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              |X| Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003

                |_| Transition Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

             For the transition period from _________ to __________.

                          Commission File No. 033-14065

                             CENTRAL WIRELESS, INC.
             (Exact name of registrant as specified in its charter)

            UTAH                                                87-0476117
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

4333 SOUTH TAMIAMI TRAIL, SUITE E, SARASOTA FLORIDA               34271
---------------------------------------------------               -----
    (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (941) 929-1534

(1) Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days |X| Yes |_| No

      As of November 13, 2003, there were 714,287,251 shares outstanding of issuer's common stock.

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

October 31, 2003

TO THE BOARD OF DIRECTORS
Central Wireless, Inc.
Sarasota, Florida

ACCOUNTANTS REVIEW REPORT

      We have reviewed the accompanying balance sheet of Central Wireless, Inc. (a development stage company) as of September 30, 2003, and the related statements of income for the three and nine months ended September 30, 2003, and the statements of stockholders' equity and cash flows for the nine months ended September 30, 2003 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Central Wireless, Inc.

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

      The balance sheet as of December 31, 2002 and the statement of changes in stockholders' equity for the year ended December 31, 2002 of Central Wireless, Inc. and subsidiaries was audited by other auditors, and they have expressed an unqualified opinion on it in their report dated March 5, 2003, but they have not performed any auditing procedures since that date. The consolidated statements of income and cash flows for the three and nine months ended September 30, 2002 of Central Wireless, Inc. and subsidiaries were reviewed by other accountants, whose report stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles.

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

Certified Public Accountants

                             CENTRAL WIRELESS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                                                                           September 30,     December 31,
                                                                                               2003              2002
                                                                                           -------------     ------------
                                                                                                             (consolidated)
                                ASSETS
Cash                                                                                       $       148       $    58,377
Accounts receivable                                                                              1,000
Prepaid expenses                                                                                 6,853             2,000

    TOTAL CURRENT ASSETS                                                                         8,001            60,377

Tower site and improvement costs                                                               135,000           135,000
                                                                                           -----------       -----------

                                                                                           $   143,001       $   195,377
                                                                                           ===========       ===========
                  LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable                                                                         $    70,954       $    60,152
  Accrued expenses                                                                             161,414           284,099
  Accrued interest                                                                             186,052
  Contract deposits                                                                             10,000
  Debentures payable - net of discounts of $66,458 and $526,534, respectively                  859,360           663,620
                                                                                           -----------       -----------

    TOTAL LIABILITIES                                                                        1,287,780         1,007,871

STOCKHOLDERS' EQUITY
  Common stock - authorized 250,000,000 shares; par value $.001; issued and
    outstanding, 248,875,000 at September 30, 2003 and 6,127,122 at December 31, 2002          248,875             6,127
  Preferred stock - authorized 10,000,000 shares; no shares issued or outstanding
    Treasury stock                                                                             (20,000)          (20,000)
  Additional paid-in capital                                                                 4,829,886         3,549,798
  Accumulated deficit prior to re-entering development stage                                (3,557,147)       (3,557,147)
  Accumulated deficit since re-entering development stage                                   (2,646,393)         (791,272)
                                                                                           -----------       -----------

    TOTAL STOCKHOLDERS' EQUITY                                                              (1,144,779)         (812,494)
                                                                                           -----------       -----------

                                                                                           $   143,001       $   195,377
                                                                                           ===========       ===========

                         See Accountants' Review Report.

                             CENTRAL WIRELESS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              STATEMENTS OF INCOME

                                               Nine months         Three months     Nine months      Three months
                                                  ended               ended            ended             ended
                                              September 30,       September 30,     September 30,     September 30,
                                                  2003                2003              2002              2002
                                             -------------       -------------       -----------       ---------
                                                                                   (Consolidated)    (Consolidated)
INCOME
  Site acquisition                           $      25,500       $      25,500       $                 $
                                             -------------       -------------       -----------       ---------
  Interest                                               8
                                                    25,508              25,500

EXPENSES
  General and administrative                       228,573             122,830           307,881         280,000
  Interest                                         531,564             178,410
  Professional                                   1,109,558             111,798
  Site acquisition                                  10,934               8,109
                                             -------------       -------------       -----------       ---------

                                                 1,880,629             421,147           307,881         280,000
                                             -------------       -------------       -----------       ---------

LOSS FROM CONTINUING OPERATIONS BEFORE,
  INCOME TAXES                                  (1,855,121)           (395,647)         (307,881)       (280,000)

INCOME TAXES
                                             -------------       -------------       -----------       ---------

DISCONTINUED OPERATIONS:
  Loss from operations of discontinued
    divisions, net of tax                                                               (240,545)
                                             -------------       -------------       -----------       ---------

NET LOSS                                     $  (1,855,121)      $    (395,647)      $  (548,426)      $(280,000)
                                             =============       =============       ===========       =========

NET LOSS PER SHARE
  Continuing operations                      $        0.01       $        0.01       $       .10       $     .05
  Discontinued operations                                                                    .08
                                             -------------       -------------       -----------       ---------
                                             $        0.01       $        0.00       $       .18       $     .05
                                             =============       =============       ===========       =========

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                  159,895,770         235,979,810         3,128,570       6,233,511
                                             =============       =============       ===========       =========

                         See Accountants' Review Report.

                             CENTRAL WIRELESS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                         Additional                          Retained
                                         Common           Paid-in          Treasury          Earnings
                                          Stock           Capital            stock          (Deficit)           Total
                                        ---------       -----------       -----------       -----------       -----------
BALANCE, January 1, 2002                $   1,199       $ 2,142,222       $                 $(3,557,147)      $(1,413,726)

Common stock issued for services              889           132,111                                               133,000

Conversion of payables and
  debentures                                1,139           763,152                                               764,291

Beneficial conversion feature of
debentures and related warrants                             515,213                                               515,213

Stock issued for acquisition of
  business                                  4,150            (4,150)

Treasury stock acquired                    (1,250)            1,250           (20,000)                            (20,000)

Net loss                                                                                       (791,272)         (791,272)
                                        ---------       -----------       -----------       -----------       -----------

BALANCE, December 31, 2002                  6,127         3,549,798           (20,000)       (4,348,419)         (812,494)

Common stock issued for services           57,600           970,500                                             1,028,100

Stock issued in exchange agreement        100,000          (100,000)

Stock issued in site acquisition            1,600            28,800                                                30,400

Conversion of debentures                   83,548           380,788                                               464,336

Net loss                                                                                     (1,855,121)       (1,855,121)
                                        ---------       -----------       -----------       -----------       -----------

BALANCE, September 30, 2003             $ 248,875       $ 4,829,886       $   (20,000)      $(6,203,540)      $(1,144,779)
                                        =========       ===========       ===========       ===========       ===========

                         See Accountants' Review Report.

                             CENTRAL WIRELESS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                           For the nine months ended
                                                                                                 September 30,
                                                                                          ---------------------------
                                                                                              2003            2002
                                                                                          -----------       ---------
                                                                                                          (Consolidated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                                $(1,855,121)      $(548,426)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation and amortization                                                                               1,479
    Loss on disposal of assets                                                                                  5,987
    Bad debt expense                                                                                            7,789
    Stock issued for services                                                               1,028,100          24,044
    Stock issued for site acquisition                                                          30,400
    Amortization of equity component of notes payable                                                          53,529
    Amortization of beneficial conversion feature of debentures and related warrants          460,201
    Decrease in operating assets:
      Accounts and notes receivable                                                            (1,000)
      Prepaids                                                                                 (4,853)         (4,400)
    Increase in operating liabilities:
      Accounts payable                                                                         10,802
      Accrued expenses                                                                         63,242         178,348
      Other                                                                                    10,000
                                                                                          -----------       ---------

NET CASH USED BY OPERATING ACTIVITIES                                                        (258,229)       (281,650)
                                                                                          -----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of equipment                                                                             22,000
  Site acquisition deposit                                                                                    (90,000)
                                                                                          -----------       ---------

NET CASH USED BY INVESTING ACTIVITIES                                                                         (68,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of debentures                                                                          200,000         366,600
  Advances from shareholder                                                                                    25,000
                                                                                          -----------       ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                     200,000         391,600

NET (DECREASE) INCREASE IN CASH                                                               (58,229)         41,950

CASH, at beginning of period                                                                   58,377
                                                                                          -----------       ---------

CASH, at end of period                                                                    $       148       $  41,950
                                                                                          ===========       =========

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                                                           $       --        $      --
                                                                                          ===========       =========

Schedule of non-cash investing and financing transactions:

  Conversion of debentures to common stock                                                $   460,201
                                                                                          ===========

  Common stock issued for services                                                        $ 1,028,100
                                                                                          ===========

  Stock issued in site acquisition                                                        $    30,400
                                                                                          ===========

                         See Accountants' Review Report.

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

      Going Concern

      The Company's auditors stated in their reports on the financial statements of the Company for the period ended December 31, 2002 and 2001 that the Company is dependent on outside financing and has had losses that raise substantial doubt about our ability to continue as a going concern. For the nine months ended September 30, 2003 and 2002, the Company incurred a net loss of $1,855,121 and $548,426, respectively. The Company had an accumulated deficit since re-entering the development stage of $2,646,393 as of September 30, 2003. Management is actively seeking additional tower projects. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

      Revenue Recognition

      Central Wireless recognized revenue from the discontinued operations described in Note 1 to the financial statements for the year ended December 31, 2002 when services were provided or at the time product was shipped to the customer. For tower construction services, the Company uses the percentage of completion method for recognizing revenues. No tower construction revenues were recognized through December 31, 2002, or during the first nine months of 2003.

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

      Financial Instruments

      Management believes that generally the fair value of the Company's notes payable at September 30, 2003 approximate their carrying values due to the short-term nature of the instruments or the use of prevailing market interest rates.

      Use of Estimates

      The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could different from those estimates.

      Going Concern

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred significant operating losses. Also, the Company has limited financial resources and is in default on its notes payable to shareholders and other debentures. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management intends to attempt to obtain additional tower projects and generate cash flow to allow the Company to meet its obligations and grow in the future.

      Overview

      Central Wireless is a wireless communications infrastructure company. Our primary business is the development and construction of towers for the transmission of broadband, cellular and other wireless communications signals. We also provide related services, including site acquisition, zoning and engineering services, and antennae and line installation. We provide various consulting services to our customers, which include lease negotiation, assistance in regulatory matters, and tower design. We function as the general contractor, and hire construction subcontractors on an as-needed basis to build towers to our customer's specifications.

      Our customers consist primarily of broadband and other wireless telecommunications carriers, and individuals or business desiring to lease or own telecommunications towers. If we are successful in developing our business, we intend to lease antenna space on towers and rooftop sites that we acquire or lease.

      We consider Central Wireless to be in the early development stage. In 2000 and 2001, our company (then e resources inc) provided video production and streaming services and sold healthcare products over the internet. Ultimately, our businesses proved to be unsuccessful and in January 2002, we ceased operations. We resumed operations in July 2002, after changing our business strategy and entering the telecommunications industry by acquiring assets consisting primarily of nine contracts to build telecommunications towers capable of transmitting broadband, cellular and other wireless signals form KRC. In July 2002, we began construction on three towers. Currently, we have operations in the greater Sarasota, Florida region, Oklahoma, Minnesota, South Carolina and Georgia.

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

      On October 14, 2003, the Company entered into an agreement with Diversified Management, L.L.C. to purchase materials to build eight telecommunications towers in Georgia. The Company issued 400,000,000 shares of common stock in exchange for these towers.

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

      Engineering, Consulting and Design Services

      We provide engineering, consulting and design services for the towers we construct. Each tower is designed and engineered based upon the intended use of the tower by the customer, the location of the tower, signal capabilities, and the terrain. We consider the effects that wind, ice and other elements might have on our towers, area demographics, and localized objects that may interfere with reception. We take pride in tailoring each of our towers for our customers' specific needs. We also design "stealth" towers, creating innovative structures that blend into the surroundings. For example, a cleverly designed antenna can look like a tree, a work of art, or a part of the building on which it is located.

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

      Marketing and Promotion

      Because Central Wireless is in the early development stage, at this time, and has limited funding, we do not spend a material amount on marketing and promotion. We market Central Wireless within the telecommunications industry through our management's network of industry relationships, and promote Central Wireless at industry trade shows. If we are successful in expanding our business, we intend to increase our marketing and promotion activities.

      Plan of Operations for 2003

      Central Wireless intends to continue to market and expand its client base by offering quality services at competitive pricing. The market is still highly competitive, but we envision that the industry will gain momentum during the next twelve months.

      An area of potential increased growth is in wireless broadband. We have negotiated an agreement to become a contractor for a large countywide deployment of wireless broadband services in South Carolina. The potential for an expansion of this type of service to other counties is currently being negotiated by Alliance Towers, Inc.

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

      We intend to focus on site acquisition, zoning and the engineering side of the business. We believe that the bundling of these services along with the General Contracting services will further our ability to provide total turnkey solutions to our clients.

      Central Wireless intends to focus on our key business while looking for opportunities to establish our revenue and client base. We are committed to performing the work in the most efficient manner possible, while maintaining low overheads.

      We currently have agreements with Alliance Towers Inc. to build telecommunications towers in southern and central Georgia and are currently performing site acquisition for tower locations in South Carolina for a wireless broadband system. After completion of the site acquisition, the preliminary RF engineering shall be performed to ensure that the site selection is adequate for the carriers for which the towers are being built. Construction should follow once the plans and engineering are approved and the required approvals for the county are completed.

      The survey is complete on the Alliance Project in Terrell County, GA and the zoning/engineering package has been processed in compliance with the zoning submittal date and zoning has been approved.

      Surveying is proceeding on 3 additional Alliance Towers sites: Ousley, Greens Cut and Norman.

      The 2C survey documentation on four Alliance Towers sites have been received and submitted to the FAA for aeronautical studies and approval: Ousley, Norman Pineboro and Greens Cut.

      Central Wireless has submitted 4 site data packages for review by Alliance Towers. These packages contain preliminary design, lease, preliminary environmental and utility interconnection information, on Ousley, Pineboro, Norman, and Greens Cut.

      Project Management continues on pre-construction activities for the Georgetown SC project.

      The historical review for the Sarasota site has been completed and submitted to the county, and has been approved.

      Results of Operations

      The Company ceased all operations of its prior business activities in January 2002. In accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Discontinued Events and Extraordinary Items, the Company has presented the operating results related to these businesses for the nine months ended September 30, 2002 primarily in one line item as Loss from Operations of Discontinued Divisions. The net loss for the nine months ended September 30, 2003, was $1,855,121. The net loss for nine months ended September 30, 2002 was $548,426.

      Reverse Stock Split

      On July 26, 2002, each 20 shares of the Company's common stock which were issued and outstanding or reserved for issuance by the Company, were exchanged for one share of common stock. The share amounts in the accompanying financial statements and notes give effect to this reverse split as if it occurred at the beginning of earliest period presented.

      Nine Months Ended September 30, 2003 And 2002

      Revenues

      For the nine months ended September 30, 2003 and 2002, our Company had $25,508 and $0 in revenue respectively. The revenue in the 2003 period was a result of the preliminary work on the projects described above.

      Selling, General And Administrative Expenses

      For the nine months ended September 30, 2003 and 2002, selling, general and administrative expenses totaled $1,880,629 and $307,881, respectively. Of this total, general and administrative expenses were $228,573 and $307,881, respectively, for the nine month periods ended September 30, 2003 and September 30, 2002. For the nine month period ended September 30, 2003, this total also included interest expenses of $531,564, professional expenses of $1,109,558 and site acquisition expenses of $10,934. During the nine month period ended September 30, 2002, the Company did not have interest, professional or site acquisition expenses. The amount recognized as discontinued operations for the nine months ended September 30, 2002 amounted to a loss of $240,545.

      Net Loss

      For the nine month period ended September 30, 2003, the Company had a net loss of $1,855,121, or $0.01 per share, compared to a net loss of $548,426, or $0.18 per share, for the same period in 2002. While Central Wireless has some revenue in the 2003 period, the increase in net loss of $1,306,695 was mainly due to the increase in interest, professional and site acquisition expenses.

      Three Months Ended September 30, 2003 And 2002

      Revenues

      For the three months ended September 30, 2003 and 2002, our Company had $25,500 and $0 in revenue respectively.

      Selling, General And Administrative Expenses

      For the three months ended September 30, 2003 and 2002, selling, general and administrative expenses totaled $421,147 and $280,000, respectively. Of this total, general and administrative expenses were $122,830 and $280,000, respectively, for the three month periods ended September 30, 2003 and September 30, 2002. For the three month period ended September 30, 2003, this total also included interest expenses of $178,410, professional expenses of $111,798 and site acquisition expenses of $8,109. During the three month period ended September 30, 2002, the Company did not have interest, professional or site acquisition expenses.

      Net Loss

      For the three month period ended September 30, 2003, the Company had a net loss of $395,647, compared to a net loss of $280,000 for the same period in 2002. While Central Wireless has some revenue in the 2003 period, the increase in net loss of $195,647 was mainly due to the increase in interest, professional and site acquisition expenses, but offset with a decrease in general and administrative expenses.

      Liquidity and Capital Resources

      Working Capital

      The Company had a net working capital deficit for nine months ended September 30, 2003 of $1,279,779 versus a net working capital deficit of $845,925 for September 30, 2002. Cash consisted of $148 as of September 30, 2003. The liabilities consist of Notes from before the change of control as well as the issuance of Note's since the change of control through September 30, 2003. Additionally, accounts payable and accrued liabilities, which arose prior to the Company's change of control as of June 28, 2002, as well as activity through September 30, 2003 have caused a deficit in net working capital.

      At September 30, 2003, the Company's current assets were $8,001 compared to $46,350 at September 30, 2002. The Company's current liabilities as at September 30, 2003 were $1,287,780 compared to $892,275 at September 30, 2002. The Company has no assured financial resources available to meet its September 30, 2003 working capital deficit of $1,279,779.


      Cash Flow From Operating Activity

      Net cash used by Operating Activities for the nine months ended September 30, 2003 and 2002 was $258,229 and $281,650 respectively. The use of cash from operating activities through September 30, 2002 is in connection with the discontinuation of activities. During the same period of 2003, the use of cash related to the Company's initial telecommunications activities.

      Cash Flow From Investing Activity

      For nine months ended September 30, 2003, no cash was provided from investing activities. During the nine months ended September 30, 2002, the cash flows from investing activities was $68,000 which related to a sale of Vistastream equipment from our discontinued operations in 2002 and a use of cash for site acquisition deposit.

      Cash Flow From Financing Activity

      Cash flows from financing activities for the nine months ended September 30, 2003 and 2002 were $200,000 and $391,600 respectively. Cash provided during the nine months ended September 30, 2003 was due to issuance of debentures. Cash provided for the nine months ended September 30, 2002, was due to an issuance of debentures and advances from a stockholder.

      Central Wireless entered into a Securities Purchase Agreement on August 19, 2003 with AJW Qualified Partners, LLC and AJW Offshore, Ltd., which have previously purchased debentures from the Company. Pursuant to the terms of the Securities Purchase Agreement, these entities have purchased a total of Two Hundred Thousand Dollars ($200,000) of 12% convertible debentures from the Company and warrants to purchase Eight Hundred Thousand (800,000) shares of the

Company's common stock. The convertible debentures have a one-year term and the warrants would have to be exercised within five (5) years from the date of issuance at an exercise price of $0.01. The debentures are convertible at the lesser of (i) $0.005 and (ii) 50% of the average of the three (3) lowest intraday trading prices during the twenty (20) trading day period ending one (1) trading day prior to the date a conversion notice is sent by the holder.

      The prior outstanding debentures of the Company are convertible into shares of our common stock at the conversion price, which is calculated using the formula in the debentures. The conversion price is significantly lower than our common stock's trading price on the OTCBB at any given time. The conversion price is equal to the lesser of (i) 50%, multiplied by the average of the lowest three trading prices for our common stock during the 20 trading days immediately prior to the notice of conversion, and (ii) a fixed conversion price ranging from $0.60 to $.10.

      During the third quarter of 2003, convertible debt in the amount of $153,345 was converted to common stock resulting in the issuance of 25,299,036 shares of our common stock. As of November 11, 2003, for the fiscal year, there has been convertible debt in the amount of $504,370 converted to common stock resulting in the issuance of 83,422,898 shares of our common stock. As of October 28, 2003, $912,473.12 in convertible debentures remains outstanding.

      Central Wireless entered into a Private Equity Line of Credit Agreement on October 24, 2003 with the following parties: AJW Partners, LLC/AJW Qualified Partners, LLC, AJW Offshore, Ltd/New Millennium Capital Partners II, LLC and Equilibrium Equity, LLC. Under the Private Equity Line of Credit Agreement, the investors shall purchase up to Five Million Dollars ($5,000,000) of the Company's common stock during thirty-six (36) month commitment period. The investors' obligation to purchase the Company's common stock is subject to certain terms and conditions contained within the Private Equity Line of Credit, including that the SEC declare a registration statement relating to the shares of common stock sold under the Private Equity Line of Credit effective. Pursuant to the terms of the Private Equity Line of Credit, the Company may sell stock to the investors at a 13% discount to the average of three (3) intra-trading day prices during the five (5) consecutive trading day period immediately following an advance notice. The Company may not submit an advance within ten (10) trading days of a prior advance notice. There are also limits on the amount of each advance notice.

      There is no guaranty that Central Wireless will be able to obtain financing from the Private Equity Line of Credit, or any other sources.

      The Company has incurred significant operating losses. Also, the Company has limited financial resources and is in default on its notes payable to shareholders. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to raise significant additional capital in order to continue as a going concern, as well as to pursue its business plan in the telecommunications market.

      Risk Factors

      Our Company is subject to various risks which may materially harm our business, financial condition and results of operations. Certain risks are discussed below.

      We Have Historically Lost Money And Losses May Continue In The Future

      We have historically lost money in prior years. For the nine months ended September 30, 2003, we sustained losses of $1,855,121. For the nine months ended September 30, 2002, we had sustained losses of $548,426. Future losses are likely to occur. Our independent auditors have noted that our Company may not have significant cash or other material assets to cover its operating costs and to allow it to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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

      We Have Been And Continue To Be Subject To A Working Capital Deficit And Accumulated Deficit

      We had a working capital deficit of $1.3 million for the nine months ended September 30, 2003, compared to a working capital deficit of $0.8 million for the nine months ended September 30, 2002. Our ability to obtain additional funding will determine our ability to continue as a going concern. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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

ITEM 3. CONTROLS AND PROCEDURES

(A) Evaluation Of Disclosure Controls And Procedures

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Acting Principal Financial Officer (one person), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer/Acting Principal Accounting Officer has concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation or from the end of the reporting period to the date of this Form 10-QSB.

(B) Changes In Internal Controls

      There were no significant changes in Elite Flight's internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-QSB.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

      None through September 30, 2003. On or about October 23, 2003, Hallett & Perrin, P.C. has sued the Company in the District Court for the 134th Judicial District, Dallas County, Texas, claiming $58,016.82 in unpaid legal services. The Company has not yet filed its response to the complaint, which is due November 24, 2003.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      During the third quarter of 2003, convertible debt in the amount of $153,345 was converted into common stock, resulting in the issuance of 25,299,036 shares of our common stock. Through November 3, 2003, convertible debt in the amount of $504,370 has been converted into common stock, resulting in the issuance of 83,422,898 shares of our common stock.

      On September 11, 2003, 1,600,000 restricted shares were pursuant to an agreement to be licensed in eight (8) states to perform General Contracting Services.

      On September 26, 2003, 4,861,112 shares were issued to investors pursuant to the conversion of convertible debentures.

      On July 6, 2003, 4,487,178 shares were issued to investors pursuant to the conversion of convertible debentures.

      On July 21, 2003, 4,794,520 shares were issued to investors pursuant to the conversion of convertible debentures.

      On August 4, 2003, 5,072,462 shares were issued to investors pursuant to the conversion of convertible debentures.

      On August 12, 2003, the Company issued 1,500,000 restricted shares to each of Michael Delin, Robert Sandburg, Kenneth W. Brand and Steven Troyan in exchange for accrued and unpaid salary. The stock was priced at its fair market value, or $0.0115 per share, corresponding to $17,250 of accrued and unpaid salary for each recipient of the shares of common stock.

      On August 22, 2003, 5,072,462 shares were issued to investors pursuant to the conversion of convertible debentures.

      On September 22, 2003, 3,336,182 shares were issued to investors pursuant to the conversion of convertible debentures.

      On October 4, 2003, 3,511,768 shares were issued to investors pursuant to the conversion of convertible debentures.

      On October 14, 2003, 400,000,000 restricted shares were issued in accordance to an Asset Purchase Agreement between the Company and Diversified Management.

      On October 15, 2003, 3,812,776 shares were issued to investors pursuant to the conversion of convertible debentures.

      On October 24, 2003, 4,043,854 shares were issued to investors pursuant to the conversion of convertible debentures.

      On November 10, 2003, 4,043,854 shares were issued to investors pursuant to the conversion of convertible debentures.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      We have approximately $912,474 in principal amount of convertible debentures. The interest rate on the debentures is 12% or 15% if the debentures are in default. Principal in the amount of $274,525 plus accrued interest became due on May 8, 2002; $272,650 in principal plus accrued interest became due on July, 30, 2002; $50,000 in principal plus accrued interest became due on March 29, 2003; $200,000 in principal plus accrued interest became due on July 12, 2003; $200,000 in principal and accrued interest will became due on September 12, 2003 and $200,000 in principal and accrued interest because due on December 20, 2003. There has been $504,370 in debt converted to common stock as of November 3, 2003.

      Debentures that have become due prior to October 31, 2003 are currently in default for nonpayment.

      The debentures are convertible into shares of our commons stock at a conversion price, which is significantly lower than our common stock's trading price on the OTCBB at any given time. The conversion price is equal to the lesser of (i) 50%, multiplied by the average of the lowest three trading prices for our common stock during the 20 trading days immediately prior to the notice of conversion, and (ii) a fixed conversion price ranging from $0.60 to $0.005.

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

The Investor

      Our lenders are the Investors, a group of four accredited investors who as of November 3, 2003, have purchased an aggregate of $1,450,000 in secured convertible debentures and warrants from Central Wireless under the 2001 Securities Purchase Agreement, the Letter Agreement, the 2002 Securities Purchase Agreement and the 2003 Securities Purchase Agreement. All of the proceeds recovered from the Investors have been exhausted by us. The terms of our agreements with the Investors place substantial restrictions on our ability to take certain actions, and require us to comply with covenants in the 2001 Securities Purchase Agreement, the 2002 Securities Purchase Agreement, and the related investment documents. The principal terms of our agreements with the Investors include the following:

Secured Convertible Debentures

      Amount Sold - As of November 3, 2003, we have sold an aggregate of $1,450,000 in secured convertible debentures to the Investors under the 2001 Securities Purchase Agreement, the Letter Agreement, the 2002 Securities Purchase Agreement and 2003 Security Purchase Agreement.

      Interest Rate and Maturity - The interest rate on the debentures is 12%, or 15% if the debentures are in default. $274,525 in principal and accrued interest became due on May 8, 2002; $272,650 in principal plus accrued interest became due on July 30, 2002; $50,000 in principal plus accrued interest becomes due on March 29, 2003; $200,000 in principal plus accrued interest becomes due on July 12, 2003; and $200,000 in principal plus accrued interest became due on September 12, 2003; and $200,000 in principal plus accrued interest becomes due on December 20, 2003: and $200,000 in principal plus accrued interest will become due on August 19, 2004.

      Debentures - Most Debentures are in default - $600,000 in debentures due May 8, 2002 and July 30, 2002 are in default for nonpayment upon maturity. The Investors have not informed us of any collection proceedings or other actions they intend to take with respect to the unpaid amounts.

      Conversion Feature - The debentures are convertible into shares of our common stock at the conversion price, which is calculated using the formula in the debentures. The conversion price is significantly lower than our common stock's trading price on the OTCBB at any given time. The conversion price is equal to the lesser of (i) 50%, multiplied by the average of the lowest three trading prices for our common stock during the 20 trading days immediately prior to the notice of conversion, and (ii) a fixed conversion price ranging from $0.60 to $0.005.

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

      As of May 23, 2003, all shares of common stock registered in the previous registration statement have been issued to the investor for conversion of debt. As such we are currently in default for not having the required number of registered shares for conversion.

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

      Pledge and Guaranty - Kenneth W. Brand, our Chief Executive Officer and Keith Roy Chrismon, our former President and Chairman of the Board, each pledged the shares of common stock owned by them to the Investors, to ensure our obligations under the 2002 Securities Purchase Agreement and the related debentures and warrants.

Warrants

      - Amount Sold - As of December 31, 2002, we have sold warrants for an aggregate of 152,500 shares of common stock to the Investors under the 2001 Securities Purchase Agreement, the Letter Agreement and the 2002 Securities Purchase Agreement. On August 18, 2003, we sold an additional 800,000 warrants.

      - Expiration Date - Warrants to purchase 15,000 shares of common stock expire May 8, 2004; warrants to purchase 15,000 shares of common stock expire July 30, 2004; warrants to purchase 2,500 shares of common stock expire March 29, 2005; warrants to purchase 40,000 shares of common stock expire July 12, 2005; and warrants to purchase 40,000 shares of common stock expire September 12, 2005: and warrants to purchase 40,000 shares of common stock expire December 31, 2005. - Exercise Price - The warrants are exercisable for shares of our common stock at the exercise price, which, for shares sold under the Letter Agreement and the 2001 Securities Purchase Agreement is calculated by a formula, and for shares sold under the 2002 Securities Purchase Agreement is a fixed price of $0.20 per share. The exercise price for shares sold under the Letter Agreement and the 2001 Securities Purchase Agreement is $0.05 per share. The exercise price for the warrants issued under the 2003 Securities Purchase Agreement is $0.01 per share.

      - All our agreements with the Investors have been filed with the Commission as attachments to various public filings we made with the Commission and are available for viewing without charge, at the Commission's website, www.sec.gov.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Pursuant to a definitive information statement, the shareholder of Central Wireless as of August 13, 2003, approved a proposal to increase the authorized number of shares of common stock from 250,000,000 shares to 2,000,000,000 shares. The shareholders action was approved by written consent on September 25, 2003, and a corresponding Amendment to Central Wireless' Articles of Incorporation dated September 25, 2003 was filed with the State of Utah.

ITEM 5. EXHIBITS

      (a) Exhibits.

EXHIBIT NO.  DESCRIPTION
-----------  -----------

2.1 Asset Purchase Agreement dated June 28, 2002 by and among e resources inc, KRC Communications, Inc. and Keith Roy Chrimson. (9)

3.1 Articles of Incorporation, filed with the Utah Secretary of State on March 8, 1987. (8)

EXHIBIT NO.  DESCRIPTION
-----------  -----------

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

3.4 Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on February 7, 2000. (8)

3.5 Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on March 24, 2000. (8)

3.6 Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on August 21, 2002. (1)

3.7          First Amended and Restated Bylaws of the Company. (3)

3.8 Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State in October, 2003. (11)

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

4.13         Securities Purchase Agreement, dated July 12, 2002. (4)

4.14         Form of Secured Convertible Debenture, dated July 12, 2002. (4)

4.15         Form of Stock Purchase Warrant, dated July 12, 2002. (4)

4.16         Registration Rights Agreement, dated July 12, 2002. (4)

4.17         Security Agreement, dated July 12, 2002. (4)

4.18         Form of Guaranty and Pledge Agreement, dated July 12, 2002. (4)

EXHIBIT NO.  DESCRIPTION
-----------  -----------

4.19         Letter Agreement, dated November 5, 2002.(12)

4.20         Securities Purchase Agreement, dated August 19, 2003  (11)

4.21         Form of Secured Convertible Debenture, dated August 19, 2003  (11)

4.22         Form of Stock Purchase Warrant, dated August 19, 2003  (11)

4.23         Registration Rights Agreement, dated August 19, 2003  (11)

4.24         Security Agreement, dated August 19, 2003  (11)

4.25         Intellectual Property Security Agreement, dated August 19, 2003
             (11)

4.26         Registration Rights Agreement, dated October 24, 2003 (11)

4.27         Private Equity Line Funds Escrow Agreement, dated October 24, 2003
             (11)

4.28         Private Equity Line of Credit Agreement, dated October 24, 2003
             (11)

10.1 Asset Purchase Agreement dated October 14, 2003 between the Company and Diversified Management, L.L.C.(11)

99.1 Share Exchange Agreement effective as of February 20, 2003 by and among Central Wireless, Inc., Kenneth W. Brand, Robert Sandburg and Michael Delin. (10)

31.1 Certification of the Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 32 of the Sarbanes-Oxley Act of 2002. (11)

32.1 Certification of the Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (11)

----------
(1) Filed with the Commission on August 29, 2003 as an attachment to your Form SB-2 and incorporated herein by reference.
(2) Filed with the Commission on May 14, 2001 as an attachment to our Form 8-K and incorporated by reference.
(3) Filed with the Commission on May 8, 2002 as an attachment to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, and incorporated by reference.
(4) Filed with the Commission on July 16, 2002 as an attachment to our Form 8-K and incorporated by reference.
(5)   Filed with the Commission on May 8, 2002, and incorporated by reference.
(6)   Filed with the Commission on May 23, 2002 and incorporated by reference.
(7) Filed with the Commission on August 19, 2002 and incorporated by reference.
(8) Filed with the Commission on June 13, 2001 as an attachment to our Registration Statement on Form SB-2 and incorporate by reference.
(9) Filed with the Commission on July 12, 2002 as an attachment to our Form 8-K and incorporated by reference.
(10) Filed with the Commission on March 6, 2003 as an attachment to our Form 8-K and incorporated by reference.
(11)  Provided herewith
(12) Filed with the Commission on December 9, 2002 as an attachment to our Form SB-2/A and incorporated by reference.

      (b) Reports on Form 8-K.

      On July 17, 2003, Central Wireless filed a Form 8-K/A relating to the change in the Company's auditors to Bobbitt, Pittenger & Company, P.A.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 17, 2003                 CENTRAL WIRELESS, INC.

                                         By: /S/ Kenneth W. Brand
                                            ------------------------------------
                                            Kenneth W. Brand
                                            Chief Executive Officer and
                                            Acting Chief Financial Officer