Form 10KSB/A
period 2002-12-31
CENTRAL WIRELESS INC
filed 2004-03-19
CIK 814070

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  AMENDMENT TO
                                   FORM 10-KSB

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

Yes |X|  No |_|

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

ITEM 1 DESCRIPTION OF BUSINESS

      Central Wireless Inc. is a wireless communications infrastructure company. Our primary business is the development and construction of towers for the transmission of broadband, cellular and other wireless communications signals. We also provide related services, including site acquisition, zoning and engineering services, and antennae and line installation. We provide various consulting services to our customers, which include lease negotiation, assistance in regulatory matters, and tower design. We function as the general contractor, and hire construction subcontractors on an as-needed basis to build towers to our customer's specifications. We have had no sales to date.

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

TELECOMMUNICATIONS TOWERS

      We design, engineer and construct the most popular styles of towers for transmission of broadband, cellular and other wireless telecommunications, including the monopole, the guy tower, stealth tower designs, and self-support towers. Our towers broadcast telecommunications signals for PCS, cellular, wireless data, paging and broadcast technologies. Most of our towers are built-to-suit for our customers, to meet their individual needs. To date, we have performed site acquisition work and construction management for three towers facilities, all for Alliance Towers, Inc.

ANTENNAE INSTALLATION

      In locations where a tower is inappropriate or not desired by the customer, we assist the customer in placing antennas on existing structures or rooftops. We also provide stealth tower designs, which are aesthetically pleasing and blend into the existing structure.

OUR FEES

      We will bill our customers in installments, at each stage of construction. Depending on the work being performed, we may bill our customers at a fixed price, or on a time and materials basis. The cost of our services depends upon the extent of site acquisition, design and engineering services, the type of tower being constructed, the cost of materials, the height and location of the tower, and special factors.

ENGINEERING, CONSULTING AND DESIGN SERVICES

      We can provide engineering, consulting and design services for the towers we construct. Each tower is designed and engineered based upon the intended use of the tower by the customer, the location of the tower, signal capabilities, and the terrain. We consider the effects that wind, ice and other elements might have on our towers, area demographics, and localized objects that may interfere with reception. We have the ability to tailor each of our towers for our customers' specific needs. We also can design "stealth" towers, creating innovate structures that blend into the surroundings. For example, a cleverly designed antenna can look like a tree, a work of art, or a part of the building on which it is located.

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

EMPLOYEES

      As of March 24, 2003, we employed two full-time employees, Kenneth W. Brand, and Steven W. Troyan, and one part-time employee, Sharon R. Hetman. For compensation information, please see the section entitled "Executive Compensation". Central Wireless does not intend to hire any new employees in fiscal 2003. We consider our relations with our employees to be good.

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

      Based on our lack for funding, there is substantial risk that Central Wireless will be unsuccessful in achieving its planned operations. Unless Central Wireless obtain additional funding, or rapidly increases in revenue, the Company may be forced to cease operations.

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

      GOING CONCERN

      The company has continued to incur operating losses. Management is actively seeking customers for its products. The company is currently operating from proceeds of an issuance of convertible debt securities. Additional financing will be necessary for the company to operate until bid proposals are accepted and contracts secured. Central Wireless intends to alleviate this concern through external financing and increasing its revenues. Additionally, the Company's construction management agreement with Alliance Towers is anticipated to provide the following revenue for each tower: $8,500 for site acquisition, $1,500 to $5,000 for zoning services and $20,000 for construction management.

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

                                  RISK FACTORS

      WE ARE SUBJECT TO VARIOUS RISKS THAT MAY MATERIALLY HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. YOU SHOULD CAREFULLY CONSIDER THE RISKS AND UNCERTAINTIES DESCRIBED BELOW AND THE OTHER INFORMATION IN THIS FILING BEFORE DECIDING TO PURCHASE OUR COMMON STOCK. IF ANY OF THESE RISKS OR UNCERTAINTIES ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS COULD BE MATERIALLY HARMED. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.

                          RISKS RELATED TO OUR BUSINESS

WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE, WHICH COULD SEVERELY IMPACT OUR ABILITY TO CONTINUE OPERATIONS

      We have historically lost money in prior years. For the nine months ended September 30, 2003, we sustained losses of $1,855,121. For the fiscal year ended December 31, 2002, we had sustained losses of $791,272. Future losses are likely to occur. Our independent auditors have noted that our Company may not have significant cash or other material assets to cover its operating costs and to allow it to continue as a going concern as described in the following paragraph. Our ability to obtain additional funding will determine our ability to continue as a going concern. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

WE HAVE BEEN THE SUBJECT OF A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS, WHICH COULD SEVERELY IMPACT OUR ABILITY TO CONTINUE OPERATIONS

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

WE ARE CURRENTLY IN DEFAULT ON OUR CONVERTIBLE DEBENTURES, WHICH COULD RESULT IN FORECLOSURE ON SUBSTANTIALLY ALL OF OUR ASSETS

      We are currently in default on our obligations under certain convertible debentures purchased by AJW Partners, AJW Qualified, AJW Offshore and New Millennium. Pursuant to the terms of these convertible debentures, the investors may apply a penalty to our Company if we are in default which would increase the amount due to the Investors by at least 30%. This penalty is currently being applied. Our Company has not paid any principal, interest and/or penalties owed under the convertible debentures, nor do we have the funds available to pay off the outstanding balances of the convertible debentures. In connection with the convertible debentures, we entered into security agreements, in which our Company granted a security interest to the Investors covering substantially all of our assets. Because we are in default on the convertible debentures, the Investors may exercise their rights under the security agreements, which include the right to take possession of our assets, sell such assets, and apply the proceeds of such sales to pay down the outstanding balance of the convertible debentures. The Investors have delivered demand letters to our Company with respect to the current default of these convertible debentures and the registration of shares of our common stock underlying the convertible debentures and the penalty provisions contained within the convertible debentures. In the event the Investors decide to foreclose on our assets, we would not be able to prevent the foreclosure, resulting in the sale of some or all of our assets. In such event, we would be forced to reduce or cease our operations. Additionally, we are required to use 60% of the proceeds from the Equity Line of Credit to redeem the debentures at a redemption price of 130% of the principal plus accrued interest.

WE HAVE BEEN AND CONTINUE TO BE SUBJECT TO A WORKING CAPITAL DEFICIT AND ACCUMULATED DEFICIT

      We had a working capital deficit of $1.3 million at September 30, 2003, compared to a working capital deficit of $0.9 million at December 31, 2003. Because of this deficit, our ability to obtain additional funding will determine our ability to continue as a going concern. We may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in eliminating the working capital deficit, or reaching and maintaining profitable operations. If the working capital deficit continues, we may be required to cease operations.

OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY, WHICH COULD ADVERSELY AFFECT YOUR ABILITY TO SELL SHARES OF OUR COMMON STOCK

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

WE COULD FAIL TO ATTRACT OR RETAIN KEY PERSONNEL, WHICH COULD SEVERELY IMPACT OUR ABILITY TO CONTINUE OPERATIONS

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

      We are a development-stage company and, therefore, could fail if we do not succeed in our development plans. Since entering the development stage, we have only been in operations for slightly more than two years. There is a risk that we do not successfully develop our business and we would be forced to cease operations.

                          RISKS RELATED TO OUR INDUSTRY

THE WIRELESS INDUSTRY AND THE CONSTRUCTION INDUSTRY ARE HIGHLY COMPETITIVE AND CONSIST OF COMPANIES THAT ARE MUCH BETTER SITUATED TO SUCCEED THAN CENTRAL WIRELESS, WHICH WILL IMPACT OUR ABILITY TO BECOME PROFITABLE

      Both the wireless industry and the construction industry are very competitive, with companies that are more experienced, better capitalized and better situated than Central Wireless to Succeed. Based on this competition, there is a substantial likelihood that we will be unable to attain profitable operations and therefore may be forced to cease operations.

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

6.    STOCK OPTION PLAN
      -----------------
      In July 2000, the Company's board of directors approved a stock option agreement, which provides for Non Statutory Options and Incentive Stock Options to be granted employees and consultants as approved by the Company's compensation committee of the board of directors. Stock option transactions were:

                                                                 WEIGHTED
                                                                 AVERAGE      WEIGHTED
                                                                 EXERCISE     AVERAGE
                                                     SHARES       PRICE      FAIR VALUE
                                                  -----------    --------    ----------
       Options outstanding at January 1, 2001         56,250     $  7.00

       Granted in 2001                               118,750     $  1.00     $     .42
                                                    --------     -------     ---------

       Options outstanding at December 31, 2001      175,000     $  2.93

       Granted in 2002                                     -     $     -     $       -

       Options cancelled in 2002                    (175,000)    $  2.93
                                                    --------     -------     ---------

       Options outstanding at December 31, 2002            -     $     -
                                                    ========     =======     =========

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

                                      SUMMARY COMPENSATION TABLE

                                       Annual Compensation              Long Term Compensation
                                 ------------------------------  ----------------------------------
                                                                          Awards           Payments
                                                                 -------------------------  -------
                                                                               Securities
                                                         Other   Restricted    Underlying
          Name                                           Annual     Stock       Options/     LTIP      All Other
 and Principal Position    Year     Salary      Bonus    Comp.     Awards        SARs       Payouts  Compensation
-------------------------  ----  -------------  -----   -------  ----------  -------------  -------  -------------
                                     ($)        ($)                                           ($)
     Kenneth W. Brand      2002    37,916       -0-       -0-       -0-          -0-          -0-        -0-
                           2001      -0-        -0-       -0-       -0-          -0-          -0-        -0-
                           2000      -0-        -0-       -0-       -0-          -0-          -0-        -0-

    Keith Roy Chrismon     2002    27,916       -0-       -0-       -0-          -0-          -0-        -0-
                           2001      -0-        -0-       -0-       -0-          -0-          -0-        -0-
                           2000      -0-        -0-       -0-       -0-          -0-          -0-        -0-

     Michael S. Delin(1)   2002     8,082       -0-       -0-       -0-          -0-          -0-        -0-
                           2001      -0-        -0-       -0-       -0-          -0-          -0-        -0-
                           2000      -0-        -0-       -0-       -0-          -0-          -0-        -0-

     Sharon R. Hetman      2002       791       -0-       -0-       -0-          -0-          -0-        -0-
                           2001      -0-        -0-       -0-       -0-          -0-          -0-        -0-
                           2000      -0-        -0-       -0-       -0-          -0-          -0-        -0-

     Steven W. Troyan      2002    37,916       -0-       -0-       -0-          -0-          -0-        -0-
                           2001      -0-        -0-       -0-       -0-          -0-          -0-        -0-
                           2000      -0-        -0-       -0-       -0-          -0-          -0-        -0-

  Christopher D. Curtis(2) 2002  $  4,615 (12)  -0-       -0-    145,000 (2)     -0-          -0-       2,500 (13)
  (Former CEO)             2001  $ 78,461       -0-       -0-       -0-        62,500 (3)     -0-    $ 17,716 (4)
                           2000  $ 42,692       -0-       -0-       -0-        25,000 (5)     -0-    $ 13,621 (6)

 Charles C. Cunningham     2002  $  4,615 (12)  -0-       -0-    125,000 (7)                            1,100 (13)
                           2001  $ 78,461       -0-       -0-       -0-        37,500 (8)     -0-    $  9,152 (9)
                           2000  $ 42,692       -0-       -0-       -0-        12,500 (10)    -0-    $  6,477 (11)

(1) Delin was the former Chief Financial Officer of the Company and now is a consultant to the Company.

(2) In June, 2002, we issued 145,000 shares of common stock to Mr. Curtis in exchange for the release by Mr. Curtis of his claim for $145,000 in unpaid, deferred compensation earned by him in 2000, 2001 and 2002. These shares are valued at $29,000, based on the OTCBB closing price of $0.10 per share on June 10, 2002. Mr. Curtis is no longer with the Company. He was the Company's Chief Executive Officer.

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

(7) In June 2002, we issued 125,000 shares of common stock to Mr. Cunningham in exchange for the release by Mr. Cunningham of his claim for $125,000 in unpaid, deferred compensation earned by him in fiscal years 2000, 2001 and 2002. These shares are valued at $25,000, based on the OTCBB closing price of $0.10 per share on June 10, 2002. Mr. Cunningham is no longer with the Company.

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

                                       Security Ownership Of Management
                                                      of
                                             Central Wireless Inc.

                            Name                                                   Amount and nature of            Percentage of
Title of Class           and Address                      Position                 Beneficial Ownership(7)             Class
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

      All agreements with Ms. Hetman were entered into as though she was an unaffiliated third-party and no additional or preferential treatment was given to Ms. Hetman. Central Wireless will generate revenue from leasing the tower space. This revenue will be recurring monthly, with average monthly revenue of $1,800 to $2,000 per carrier.

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

DIRECTOR CONSULTING SHARES

      In June 2002, we issued 60,000 shares of its common stock to Robert Lee Matzig, for consultation services previously rendered to us by Mr. Matzig in the amount of $60,000. The price per share was $1.00, which was the market price for the shares of common stock. During his tenure with us, Mr. Matzig held various officer positions and served as a director.

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

LETTER OF AGREEMENT WITH ALLIANCE TOWERS, INC.

      Central Wireless and Alliance Towers, Inc. entered into a Letter of Agreement to perform design and construction services for Alliance Towers, Inc.

      The Company's Board of Directors approved the transaction by unanimous written consent. Central Wireless has no further obligations to Messrs. Sandburg, Brand or Delin under the Share Exchange Agreement. Alliance Towers is a reporting company and public traded on the pink sheets. The 100,000,000 shares represented 8.8% of the 1,133,672,000 outstanding shares of Alliance Towers. Alliance Towers has operations and the value was determined considering the low stock price of Central Wireless common stock.

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number    Description
--------------    -----------

2.1 Asset Purchase Agreement dated June 28, 2002 by and among e resources inc, KRC Communications, Inc. and Keith Roy Chrismon. (6)

3.1 Articles of Incorporation, filed with the Utah Secretary of State on March 8, 1987. (1)

3.2 Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on February 3, 1995. (1)

3.3 Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on June 9, 1999. (1)

3.4 Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on February 7, 2000. (1)

3.5 Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on March 24, 2000. (1)

3.6 Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on August 21, 2002. (7)

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

4.7               Form of Secured Convertible Debenture, dated July 30, 2001.
                  (3)

4.8               Form of Stock Purchase Warrant, dated July 30, 2001. (3)

4.9               Letter Agreement, dated March 29, 2002. (3)

4.10              Form of Secured Convertible Debenture, dated March 29, 2002.
                  (3)

4.11              Form of Stock Purchase Warrant, dated March 29, 2002. (3)

Exhibit Number    Description
--------------    -----------

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

4.15              Form of Stock Purchase Warrant, dated July 12, 2002. (4)

4.16              Registration Rights Agreement, dated July 12, 2002. (4)

4.17              Security Agreement, dated July 12, 2002. (4)

4.18              Form of Guaranty and Pledge Agreement, dated July 12, 2002.
                  (4)

4.19              Letter Agreement dated November 5, 2002 (5)

31.1 Certification of the Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(9)

32.1 Certification of the Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(9)

99.1              Code of Ethics.(8)

99.2              Communications site agreement.(9)

99.3              Communications site agreement.(9)

(1) Filed with the Commission on June 13, 2001 as an attachment to our Registration Statement on Form SB-2 and incorporated by reference.

(2) Filed with the Commission on May 14, 2001 as an attachment to our Form 8-K and incorporated by reference.

(3) Filed with the Commission on May 8, 2002 as an attachment to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, and incorporated by reference.

(4) Filed with the Commission on July 16, 2002 as an attachment to our Form 8-K and incorporated by reference.

(5) Filed with the Commission on November 17, 2002, and incorporated by reference.

(6) Filed with the Commission on July 2, 2002 as an attachment to our Form 8-K and incorporated by reference.

(7) Filed with the Commission on March 6, 2003 as an attachment to our Form 8-K and incorporated by reference.

(8) Filed with the Commission on April 11, 2003 as an attachment to our Form 10-KSB and incorporated by reference.

(9)   Provided herewith.

Reports filed on Form 8-K:

None.

ITEM 14. CONTROLS AND PROCEDURES

(A)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Acting Principal Financial Officer (one person), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer/Acting Principal Accounting Officer has concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

(B)   CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

      In connection with the evaluation of the Company's internal controls during the Company's fourth fiscal quarter ended December 31, 2002, the Company's Principal Executive Officer/Acting Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

SIGNATURES
----------

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 19, 2003

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