Form 10QSB/A
period 2003-03-31
CENTRAL WIRELESS INC
filed 2004-03-19
CIK 814070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  AMENDMENT TO
                                   FORM 10-QSB

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

                             CENTRAL WIRELESS, INC.

                                    CONTENTS

                                                                            PAGE

REVIEW LETTER                                                               F-3

FINANCIAL STATEMENTS

  BALANCE SHEET                                                             F-4

  STATEMENTS OF INCOME                                                      F-5

  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY                              F-6

  STATEMENTS OF CASH FLOWS                                                  F-7

May 12, 2003

TO THE BOARD OF DIRECTORS
Central Wireless, Inc.
Sarasota, Florida

                            ACCOUNTANTS REVIEW REPORT

      We have reviewed the accompanying balance sheet of Central Wireless, Inc. as of March 31, 2003, and the related statements of income stockholders' equity and cash flows for the three months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Central Wireless, Inc.

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

      The consolidated statement of changes in stockholders' equity for the year ended December 31, 2002 of Central Wireless, Inc. and subsidiaries was audited by other auditors, and they have expressed an unqualified opinion on it in their report dated March 5, 2003, but they have not performed any auditing procedures since that date. The consolidated statements of income and cash flows for the three months ended March 31, 2002 of Central Wireless, Inc. and subsidiaries were reviewed by other accountants, whose report stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles.

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


/s/ Bobbett, Pittenger & Company, P.A.

Certified Public Accountants
Sarasota, Florida

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
                                              =============     ===========  ==============    ============    ============


                             CENTRAL WIRELESS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                              For the three months ended
                                                                                                       March  31,
                                                                                              ---------------------------
                                                                                                  2003           2002
                                                                                              ------------  --------------
                                                                                                            (Consolidated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                                    $  (366,718)      $ (148,585)
  Adjustments to reconcile net loss to net cash used by operating activities:
      Depreciation and amortization                                                                                   1,353
      Stock issued for services                                                                    192,500
      Amortization of beneficial conversion feature of debentures and related warrants              94,672
    (Increase) decrease in operating assets:
      Accounts and notes receivable                                                                                   6,560
      Prepaids                                                                                       1,197
      Other assets                                                                                                    1,416
    Increase (decrease) in operating liabilities:
      Cash overdraft                                                                                                (8,144)
      Accounts payable                                                                              12,753           34,746
      Accrued expenses                                                                              15,205           58,500
      Other                                                                                                          16,462
                                                                                              ------------      -----------

NET CASH USED BY OPERATING ACTIVITIES                                                             (50,391)         (37,692)
                                                                                              ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of equipment                                                                                   17,692
                                                                                              ------------      -----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                                                            17,692

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in notes payable                                                                                          20,000
                                                                                              ------------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                                            20,000

NET DECREASE IN CASH                                                                              (50,391)

CASH, at beginning of period                                                                        58,377
                                                                                              ------------
CASH, at end of period                                                                        $      7,986      $       --
                                                                                              ============      ==========
SUPPLEMENTAL DISCLOSURES:
  Interest paid                                                                               $         --       $      --
                                                                                              ============      ===========
  Schedule of non-cash investing and financing transactions:

  Conversion of debentures to common stock                                                    $     15,238
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

      DEFAULT ON DEBENTURES

      Central Wireless is currently in default on approximately $600,000 in convertible debentures and accrued interest and the holders of the debentures have a security interest in all of Central Wireless' assets.

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


     TELECOMMUNICATIONS TOWERS

      We design, engineer and construct the most popular styles of towers for transmission of broadband, cellular and other wireless communications, including the monopole, the guy tower, stealth tower design, and self-support towers. Our towers broadcast telecommunications signals for PCS, cellular wireless data, paging and broadcast technologies. Most of our towers are built-to-suit for our customers, to meet their individual needs. To date, wer have performed site acquisition work construction management for three tower facilities, all for Alliance Towers, Inc.

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

     We  currently  have   agreements   with  Alliance   Towers  Inc.  to  build
telecommunications towers in southern and central Georgia and are currently performing site acquisition for tower locations in South Carolina for a wireless broadband system. During the first quarter of 2003 there have been agreements with Alliance Towers to site acquisition work in Georgia for multiple site as well as site acquisition work in South Carolina. After completion of the site acquisition the preliminary RF engineering shall be performed to ensure that the site selection is adequate for the carriers the towers are being built for. Construction should follow once the plans and engineering are approved and the required approvals for the county are completed. The agreement includes site acquisition and zoning services.

      Site acquisition includes identifying three possible candidates for sites within a particular search ring. Viable candidates selection is then determined through RF engineering designs requirements, determining interest of leasing land for a predetermined period of time normally five years, with five five-year renewals and negotiating lease price of selected parcel with the property owner, construction, construction of the tower facility, and securing the appropriate zoning, acquiring all of the approvals, i.e., FAA, NEPA, water management, county and city approvals.

      Central Wireless will receive $8,500 for site acquisition and $1,500 for zoning services, if only an administrative review is required for $5,000 for zoning if full process with hearing is required per site and $20,000 for construction management. Central Wireless expects to perform some or all of these services for approximately 22 to 28 sites under the Alliance Towers agreement during fiscal year 2004.

      Alliance Towers' construction plans would include Central Wireless doing the site acquisition for the Company and also construction management of the tower(s) being built for Alliance Towers. Estimated revenues from each tower include $8,500 for site acquisition, $1,500 to $5,000 for zoning services and $20,000 construction management fee, for a total of approximately $30,000 to $33,500 per tower.

      Based on our lack for funding, there is substantial risk that Central Wireless will be unsuccessful in achieving its planned operations. Unless Central Wireless obtains additional funding, or rapidly increases in revenue, the Company may be forced to cease operations.


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


     FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

     (1) REVENUES. For the three months ended March 31, 2003, our Company had $4 in revenue as compared to $0 in revenue for the three months ended March 31, 2002. All revenue was interest income.

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

      (3) INTEREST EXPENSE. For the three months ended March 31, 2003, the Company had interest expense of $134,160, compared to $0 in interest expense for the three months ended March 31, 2002.

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


     WE HAVE BEEN AND CONTINUE TO BE SUBJECT TO A WORKING CAPITAL DEFICIT AND ACCUMULATED DEFICIT

      We had a working capital deficit of $1.1 million at March 31, 2003. We had a working capital deficit of $0.9 million and $1.2 million at December 31, 2002 and 2001, respectively. We had an accumulated deficit of $4.7 million at March 31, 2003. We had an accumulated deficit of $4.3 million and $3.6 million at December 31, 2002 and 2001, respectively. Because of this deficit, our ability to obtain additional funding will determine our ability to continue as a going concern. We may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in eliminating the working capital deficit or reaching and maintaining profitable operations. If the working capital deficit continues, we may be required to cease operations.


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


      WE COULD FAIL TO ATTRACT OR RETAIN KEY PERSONNEL, WHICH COULD SEVERELY IMPACT OUR ABILITY TO CONTINUE OPERATIONS

      We are dependent upon our two full time employees, Kenneth W. Brand, our Chief Executive Officer and Steven W. Troyan, our Vice President of Construction, to continue in the current performance of their current duties with Central Wireless. The stability and growth of Central Wireless would be significantly compromised if these persons were unable or unwilling to perform their responsibilities. At this time, we have not entered into employment agreements with any of our employees. Our officers are employed "at will" and could resign at any time. If any of our employees terminate their relationship with us, Central Wireless would have to immediately find a suitable replacement, which may not be possible. We are a development stage company and, therefore, could fail if we do not succeed in our development plans. Since entering the development stage, we have been in operations for approximately two years. There is a risk that we do not successfully develop our business and we would be forced to cease operations.

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

ITEM 3. CONTROLS AND PROCEDURES

(A)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Acting Principal Financial Officer (one person), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer/Acting Principal Accounting Officer has concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the of period covered.

(B)   CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

      In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter, the Company's Principal Executive Officer/Acting Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  EXHIBITS

(a) Exhibits


EXHIBIT NO.    DESCRIPTION
----------     -------------------------------------------------------------------------
2.1            Asset  Purchase  Agreement  dated June 28, 2002 by and among e resources inc, KRC Communications, Inc. and Keith Roy Chrimson. (8)

3.1            Articles of  Incorporation,  filed with the Utah  Secretary  of State on
               March 8, 1987. (1)

3.2            Articles of Amendment to the Articles of  Incorporation,  filed with the
               Utah Secretary of State on February 3, 1995. (1)

3.3            Articles of Amendment to the Articles of  Incorporation,  filed with the
               Utah Secretary of State on June 9, 1999. (1)

3.4            Articles of Amendment to the  Articles of  Incorporation,  file with the
               Utah Secretary of State on February 7, 2000. (1)

3.5            Articles of Amendment to the  Articles of  Incorporation,  file with the
               Utah Secretary of State on Marcy 24, 2000. (1)

3.6            Articles of Amendment to the  Articles of  Incorporation,  file with the
               Utah Secretary of State on August 21, 2002. (6)

3.7            First Amended and Restated Bylaws of the Company.  (3)

4.1            Securities Purchase Agreement, dated May 8, 2001. (2)

4.2            Form of Secured Convertible Debenture, dated May 8, 2001. (2)

4.3            Form of Stock Purchase Warrant, dated May 8, 2001. (2)

4.4            Registration Rights Agreement, dated May 8, 2001. (2)

4.5            Security Agreement, dated May 8, 2001. (2)



EXHIBIT NO.    DESCRIPTION
----------     -------------------------------------------------------------------------
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

4.16           Registration Rights Agreement, dated July 12, 2002. (4)

4.17           Security Agreement, dated July 12, 2002. (4)

4.18           Form of Guaranty and Pledge Agreement, dated July 12, 2002. (4)

4.19           Letter Agreement, dated November 5, 2002. (5)

31.1           Certification  of the Chief  Executive  Officer and Acting  Chief
               Financial Officer Pursuant to 18 U.S.C.  Section 1350, As Adopted
               Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (7)

32.1           Certification  of the Chief  Executive  Officer and Acting  Chief
               Financial Officer Pursuant to 18 U.S.C.  Section 1350, As Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)



------------

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

(4) Filed with the Commission on November 14, 2002, and incorporated by reference.

(6) Filed with the Commission on August 29, 2002 and incorporated by reference.

(7)   Provided herewith.

(8) Filed with the Commission on July 12, 2002 as an attachment to our Form 8-K and incorporated by reference.

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

Dated: March 19, 2004                    CENTRAL WIRELESS, INC.

                                         By:      /S/ KENNETH W. BRAND
                                                  -----------------------
                                                      Kenneth W. Brand
                                                      Chief Executive Officer