Form 10QSB/A
period 2003-06-30
CENTRAL WIRELESS INC
filed 2004-03-19
CIK 814070

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


         Telecommunications Towers

         We design, engineer and construct the most popular styles of towers for transmission of broadband, cellular and other wireless communications, including the monopole, the guy tower, stealth tower design, and self-support towers. Our towers broadcast telecommunications signals for PCS, cellular wireless data, paging and broadcast technologies. Most of our towers are built-to-suit for our customers, to meet their individual needs. To date, we have performed site acquisition work and construction management for three tower facilities, all for Alliance Towers, Inc.


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


         General And Administrative Expenses.

         For the six months ended June 30, 2003 and 2002, general and administrative expenses were $1,459,481 and $27,223 respectively. For the 2003 six month period, the expense consisted of $110,368 of general and administrative fees, $353,154 in interest expenses and $995,959 in professional fees. In the 2002 six month period, the expenses consisted entirely of $27,223 of general and administrative expenses. For the three months ended June 30, 2003 and 2002, selling, general and administrative expenses were $1,092,759 and $27,223 respectively. For the 2003 three month period, the expense consisted of $46,819 of general and administrative fees, $218,994 in interest expenses and $826,946 in professional fees. In the 2002 three month period, the expenses consisted entirely of $27,223 of general and administrative expenses.

         INTEREST EXPENSES

         For the six months ended June 30, 2003 and June 30, 2002, the Company had interest expense of $333,154 and $0, respectively.

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


         We Could Fail To Attract Or Retain Key Personnel, Which Could Severaly Impact Our Ability To Continue Operations

         We are dependent upon our two full time employees, Kenneth W. Brand, our Chief Executive Officer and Steven W. Troyan, our Vice President of Construction, to continue in the current performance of their current duties with Central Wireless. The stability and growth of Central Wireless would be significantly compromised if these persons were unable or unwilling to perform their responsibilities. At this time, we have not entered into employment agreements with any of our employees. Our officers are employed "at will" and could resign at any time. If any of our employees terminate their relationship with us, Central Wireless would have to immediately find a suitable replacement, which may not be possible. We are a development stage Company and, therefore, could fail if we do not succeed in our development plans. Since entering the development stage, we have only been in business approximately two years. There is a risk that we do not successfully develop our business and we would be forced to cease operations.

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

4.16          Registration Rights Agreement, dated July 12, 2002. (4)

4.17          Security Agreement, dated July 12, 2002. (4)

4.18          Form of Guaranty and Pledge Agreement, dated July 12, 2002. (4)

4.19          Letter Agreement, dated November 5, 2002. (5)

99.1 Share Exchange Agreement effective as of February 20, 2003 by and among Central Wireless, Inc., Kenneth W. Brand, Robert Sandburg and Michael Delin. (7)

31.1 Certification of the Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (8)

32.1 Certification of the Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (8)

(1) Filed with the Commission on June 13, 2001 as an attachment to our Registration Statement on Form SB-2 and incorporate by reference.

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


(7) Filed with the Commission on March 6, 2003 as an attachment to our Form 8-K and incorporated by reference


(8)   Provided herewith

(9) Filed with the Commission on July 2, 2002 as an attachment to Form 8-K and incorporated by reference.

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