Form 10QSB/A
period 2003-09-30
CENTRAL WIRELESS INC
filed 2004-03-19
CIK 814070

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

/s/ Bobbitt, Pittenger & Company, P.A.

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

      Central Wireless intends to alleviate this concern through external financing and increasing its revenues. Mainly Central Wireless is relying on the Equity Line of Credit to provide capital resources until the Company can obtain significant revenue. Additionally, the Company's construction management agreement with Alliance Towers is anticipated to provide the following revenue for each tower: $8,500 for site acquisition, $1,500 to $5,000 for zoning services and $20,000 for construction management.

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

         On October 14, 2003, the Company entered into an agreement with Diversified Management, L.L.C. to purchase materials to build eight telecommunications towers in Georgia. The Company issued 400,000,000 shares of common stock in exchange for these materials. Central Wireless does not have plans to use these materials at any specific locations, however, the Company anticipates that the materials will be used in Georgia, where the materials are located.

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

      Plan of Operations for 2004

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

      Nine Months Ended September 30, 2003 And 2002

      Revenues

      For the nine months ended September 30, 2003 and 2002, our Company had $25,508 and $0 in revenue respectively. The revenue in the 2003 period was almost entirely a result of site acquisition work on three tower sites completed in December 2003.

      Selling, General and Administrative Expenses

      General and administrative expenses were $228,573 and $307,881, respectively, for the nine month periods ended September 30, 2003 and September 30, 2002. For the nine month period ended September 30, 2003, the Company had professional expenses of $1,109,558 and site acquisition expenses of $10,934. During the nine month period ended September 30, 2002, the Company did not have interest, professional or site acquisition expenses. The amount recognized as discontinued operations for the nine months ended September 30, 2002 amounted to a loss of $240,545.

      Interest Expenses

      For the nine months ended September 30, 2003 and September 30, 2002, the Company had interest expense of $531,564 and $0, respectively.

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

         As disclosed in Note 4 to the Company's December 31, 2002 financial statements, the Company issued debentures in 2001 and 2002 that were convertible at a discount to market value. The proceeds of the debenture offerings were allocated among the debenture payable, the beneficial conversion feature for each debenture, and the warrants that were issued in connection with the debentures, based on the relative fair values of each component. The relative fair values of the beneficial conversion features and warrants were recorded as discounts to the debentures and amortized over the lives of the debentures by the interest method. This accounting is in accordance with EITF 00-27. (Note that the beneficial conversion features associated with the debentures issued in 2001 were amortized to expense over the period to which the debentures were first convertible in accordance with EITF D-60 before EITF 00-27 was effective.)

         During the third quarter of 2003, convertible debt in the amount of $153,345 was converted to common stock resulting in the issuance of 25,299,036 shares of our common stock. As of December 15, 2003, for the fiscal year, there has been convertible debt in the amount of $571,093.40 converted to common stock resulting in the issuance of 108,541,752 shares of our common stock. As of December 15, 2003, $944,060.32 in convertible debentures remains outstanding. Of this amount, approximately $600,000 is in default. Because the holders of the debentures have a security interest in all of the Company's assets, this default could result in a foreclosure on our assets and a cease in our operations.

         Central Wireless entered into a Equity Line of Credit on October 24, 2003 with AJW Partners, AJW Qualified, AJW Offshore, New Millennium and Equilibrium. Under the Equity Line of Credit Agreement, the investors shall purchase up to Five Million Dollars ($5,000,000) of the Company's common stock during thirty-six (36) month commitment period. The investors' obligation to purchase the Company's common stock is subject to certain terms and conditions contained within the Equity Line of Credit, including that the SEC declare a registration statement relating to the shares of common stock sold under the Equity Line of Credit effective. Pursuant to the terms of the Equity Line of Credit, the Company may sell stock to the investors at a 13% discount to the average of three (3) lowest intra-day trading prices during the five (5) consecutive trading day period immediately following an advance notice. The Company may not submit an advance within ten (10) trading days of a prior advance notice. There are also limits on the amount of each advance notice. Based on our current stock price, trading volume and the AJW Entities' beneficial ownership of our common stock, we can only draw minimal amounts for every ten (10) trading days.

         There is no guaranty that Central Wireless will be able to obtain financing from the Equity Line of Credit, or any other sources.

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

         To continue operations for the next twelve months, Central Wireless needs to obtain $1,000,000, for working capital. It is unlikely that revenues generated by the Company will be sufficient to generate these funds and, therefore, the Company will require outside financing. The Company plans to obtain some of this funding from the Equity Line of Credit and some from company-generated revenue. There is a substantial likelihood that the Company could fail to meet both its long-term and short-term capital requirements over the next twelve (12) months.

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

      We Are Currently In Default On Our Convertible Debentures, Which Could Result In Foreclosure On Substantially All Of Our Assets

      We are currently in default on our obligations under the convertible debentures. Pursuant to the terms of our convertible debentures, the investors may apply a penalty to our Company if we are in default which would increase the amount due to the Investors by at least 30%. This penalty is currently being applied. Our Company has not paid any principal, interest and/or penalties owed under the convertible debentures, nor do we have the funds available to payoff the outstanding balances of the convertible debentures. In connection with the convertible debentures, we entered into security agreements, in which our Company granted a security interest to the Investors covering substantially all of our assets. Because we are in default on the convertible debentures, the Investors may exercise their rights under the security agreements, which include the right to take possession of our assets, sell such assets, and apply the proceeds of such sales to pay down the outstanding balance of the convertible debentures. The Investors have delivered demand letters to our Company with respect to the current default of these convertible debentures and the registration of shares of our common stock underlying the convertible debentures and the penalty provisions contained within the convertible debentures. In the event the Investors decide to foreclose on our assets, we would not be able to prevent the foreclosure, resulting in the sale of some or all of our assets. In such event, we would be forced to reduce or cease our operations. Additionally, we are required to use 60% of the proceeds under the Equity Line of Credit to redeem the debentures at a redemption price of 130% of the principal plus accrued interest.

      We Have Been And Continue To Be Subject To A Working Capital Deficit And Accumulated Deficit

      We had a working capital deficit of $1.3 million for the nine months ended September 30, 2003, compared to a working capital deficit of $0.8 million for the nine months ended September 30, 2002. Because of this deficit, our ability to obtain additional funding will determine our ability to continue as a going concern. We may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in eliminating the working capital deficit, or reaching and maintaining profitable operations. If the working capital deficit continues, we may be forced to cease operations.

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

      We Could Fail To Attract Or Retain Key Personnel, Which Could Severely Affect Our Ability To Continue Operations

      We are dependent upon our two full time employees, Kenneth W. Brand, our Chief Executive Officer and Steven W. Troyan, our Vice President of Construction, to continue in the current performance of their current duties with Central Wireless. The stability and growth of Central Wireless would be significantly compromised if these persons were unable or unwilling to perform their responsibilities. At this time, we have not entered into employment agreements with any of our employees. Our officers are employed "at will" and could resign at any time. If any of our employees terminate their relationship with us, Central Wireless would have to immediately find a suitable replacement, which may not be possible. We are a development stage company, and therefore, could fail if we do not succeed in our development plans. Since entering the development stage, we have only been in operations for approximately two years. There is a risk that we do not successfully develop our business and we would be forced to cease operations.

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

      None through September 30, 2003. On or about October 23, 2003, Hallett & Perrin, P.C. has sued the Company in the District Court for the 134th Judicial District, Dallas County, Texas, claiming $58,016.82 in unpaid legal services. The Company has entered into a settlement with Hallett & Perrin pursuant to which the Company has paid the total sum of $45,000 to Hallett & Perrin and the action was dismissed with prejudice on January 30, 2004.

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

3.4 Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on February 7, 2000. (1)

3.5 Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on March 24, 2000. (1)

3.6 Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on August 21, 2002. (7)

3.7          First Amended and Restated Bylaws of the Company. (3)

3.8 Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State in October, 2003. (5)

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

4.13         Securities Purchase Agreement, dated July 12, 2002. (4)

4.14         Form of Secured Convertible Debenture, dated July 12, 2002. (4)

4.15         Form of Stock Purchase Warrant, dated July 12, 2002. (4)

4.16         Registration Rights Agreement, dated July 12, 2002. (4)

4.17         Security Agreement, dated July 12, 2002. (4)

4.18         Form of Guaranty and Pledge Agreement, dated July 12, 2002. (4)

EXHIBIT NO.  DESCRIPTION
-----------  -----------

4.19         Letter Agreement, dated November 5, 2002.(5)

4.20         Securities Purchase Agreement, dated August 19, 2003  (6)

4.21         Form of Secured Convertible Debenture, dated August 19, 2003  (6)

4.22         Form of Stock Purchase Warrant, dated August 19, 2003  (6)

4.23         Registration Rights Agreement, dated August 19, 2003  (6)

4.24         Security Agreement, dated August 19, 2003  (6)

4.25         Intellectual Property Security Agreement, dated August 19, 2003
             (6)

4.26         Registration Rights Agreement, dated October 24, 2003 (6)

4.27         Private Equity Line Funds Escrow Agreement, dated October 24, 2003
             (6)

4.28         Private Equity Line of Credit Agreement, dated October 24, 2003
             (6)

10.1 Asset Purchase Agreement dated October 14, 2003 between the Company and Diversified Management, L.L.C.(6)

99.1 Share Exchange Agreement effective as of February 20, 2003 by and among Central Wireless, Inc., Kenneth W. Brand, Robert Sandburg and Michael Delin. (8)

31.1 Certification of the Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (10)

32.1 Certification of the Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (10)

----------
(1) Filed with the Commission on June 13, 2001 as an attachment to our Registration Statement on Form SB-2 and incorporated by reference.
(2) Filed with the Commission on May 14, 2001 as an attachment to our Form 8-K and incorporated by reference.
(3) Filed with the Commission on May 8, 2002 as an attachment to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, and incorporated by reference.
(4) Filed with the Commission on July 16, 2002 as an attachment to our Form 8-K and incorporated by reference.
(5) Filed with the Commission on November 17, 2002, and incorporated by reference.
(6) Filed with the Commission on November 17, 2003 as an attachment to our Form 10-QSB and incorporated by reference.
(7) Filed with the Commission on August 29, 2002 and incorporated by reference.
(8) Filed with the Commission on March 6, 2003 as an attachment to our Form 8-K and incorporated by reference.
(9) Filed with the Commission on July 2, 2002 as an attachment to our Form 8-K and incorporated by reference.
(10)  Provided herewith.

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