Form 10KSB
period 2003-12-31
CENTRAL WIRELESS INC
filed 2004-04-16
CIK 814070

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

Annual Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
                      For the year ended December 31, 2003

                         COMMISSION FILE NUMBER 33-14065
                         -------------------------------

                             CENTRAL WIRELESS, INC.
                             ----------------------
                 (Name of Small Business Issuer in its Charter)

              UTAH                                         87-0476117
 ------------------------------              ----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

4333 South Tamiami Trail, Suite E, Sarasota, Florida           34231
----------------------------------------------------          --------
      (Address of principal Executive Offices)               (Zip Code)

                (941)  929-1534                           (941)  929-1476
          -------------------------                  -------------------------
         (Issuer's Telephone Number)                (Issuer's Facsimile Number)


         Securities registered under Section 12(g) of the Exchange Act:


                          COMMON STOCK-$.001 PAR VALUE
                                (Title of Class)

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

Issuer's revenue for its most recent fiscal year: $603,254.

The approximate aggregate market value of the 60,475,001 shares of voting stock held by non- affiliates of the registrant as of April 13, 2004, based on the average of the closing bid and asked prices of one share of the Common Stock of the Company, as reported on April 13, 2004 was $350,755.01.

As of April 13, 2004, Central Wireless had 800,442,743 shares of common stock outstanding.

                                     PART I

                                INTRODUCTORY NOTE


FORWARD-LOOKING STATEMENTS

            This Form 10-KSB contains "forward-looking statements" relating to Central Wireless, Inc. ("Central Wireless" or the "Company") which represent Central Wireless' current expectations or beliefs including, but not limited to, statements concerning Central Wireless' operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of Central Wireless to continue its growth strategy and competition, certain of which are beyond Central Wireless' control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

            Any forward-looking statement speaks only as of the date on which such statement is made, and Central Wireless undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.


ITEM 1. DESCRIPTION OF BUSINESS

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

            Central Wireless Inc.
            4333 South Tamiami Trail, Suite E
            Sarasota, Florida 34231
            (941) 927-7571

            We consider Central Wireless to be in the early development stage. In 2000 and 2001, our company (then e resources inc) provided video production and streaming services and sold healthcare products over the internet. Ultimately, our businesses proved to be unsuccessful and in January 2002, we ceased operations. We resumed operations in July 2002, after changing our business strategy and entering the telecommunications industry by acquiring assets consisting primarily of nine contracts to build telecommunications towers capable of transmitting broadband, cellular and other wireless signals from KRC Communications. In July 2002, we began construction on three towers. Currently, we have operations in the greater Sarasota, Florida region, Oklahoma, and Minnesota. However, if we are successful and can obtain funding, we intend to expand our business to other states.

Business Development And History

            Central Wireless (formerly e resources inc, Dryden Industries, Inc., Dry Dairy International, Inc., and Wonder Capital, Inc.), was incorporated under the laws of the state of Utah on March 6, 1987. Our Company was originally formed as an acquisition vehicle for ongoing privately held business entities, which would be aggregated in order to maximize the value of their equity.

            Our Company engaged in a public offering of its securities and on February 11, 1988, we closed our initial public offering having sold 1,990,000 units at the offering price of $0.10 per unit. We subsequently attempted to conduct various businesses, but were unsuccessful in our efforts.

            In 1998, we discontinued operations in our operating subsidiaries as a result of recurring losses and sold the corporations that comprised our previous operating subsidiaries. We then changed our status to a development stage company in December 1999.


Telecommunications Towers

            We design, engineer and construct the most popular styles of towers for transmission of broadband, cellular and other wireless telecommunications, including the monopole, the guy tower, stealth tower designs, and self-support towers. Our towers broadcast telecommunications signals for PCS, cellular, wireless data, paging and broadcast technologies. Most of our towers are built-to-suit for our customers, to meet their individual needs. During 2003, we have performed site acquisition work and construction management for three towers facilities, all for Alliance Towers, Inc. In 2004, we completed site acquisition and construction services on a fourth site for Alliance Towers.


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

            The FCC separately regulates and licenses wireless communications devices operating on telecommunications towers based upon the particular frequency used. These regulations affect the owners of the equipment placed on the towers, so unless we own or operate towers, we are not subject to FCC regulations. However, our customers are subject to FCC regulations. Currently, we are only occasionally involved in FCC regulatory matters. However, we expect that our involvement with FCC regulation will increase, particularly if we begin to own and operate telecommunications towers.

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


Employees

            As of April 13, 2004, we employed two full-time  employees,  Kenneth
W. Brand, and Steven W. Troyan. For compensation information, please see the section entitled "Executive Compensation". Central Wireless does not intend to hire any new employees in fiscal 2004. We consider our relations with our employees to be good.


Share Exchange To Acquire Stock Of Alliance Towers, Inc.

            On February 20, 2003 Central Wireless entered into a share exchange agreement to exchange 100,000,000 shares of Central Wireless stock for 100,000,000 shares of Alliance Towers, Inc. from the personal holdings of Robert Sandburg, Kenneth W. Brand and Michael S. Delin. The exchange is considered in the best interest of the Company. The newly acquired shares of Alliance Towers, Inc. were acquired for possible investment purposes in the future and to align Central Wireless with Alliance Towers. Additionally, Central Wireless and Alliance Towers, Inc. entered into a Letter of Agreement to perform design and construction services for Alliance Towers, Inc.


Letter Of Agreement With Alliance Towers, Inc.

            Central Wireless and Alliance Towers, Inc. entered into a Letter of Agreement on April 11, 2003 to perform design and construction services for Alliance Towers, Inc. Pursuant to the agreement, Alliance Towers construction plans would include Central Wireless doing the site acquisition for the Company and also construction management of the tower(s) being built for Alliance Towers. Estimated revenues from each tower include $8,500 for site acquisition, $1,500 to $5,000 for zoning services and $20,000 construction management fee, for a total of approximately $30,000 to $33,500 per tower.


Asset Purchase Agreement

            On October 14, 2003, the Company entered into an agreement with Diversified Management, L.L.C. to purchase materials to build eight telecommunications towers in Georgia. The Company issued 400,000,000 shares of common stock in exchange for these materials. The price per share was 50% of the then-current market price of $0.08. Diversified Management, L.L.C. is a Florida limited liability company. Based on its ownership of 400,000,000 shares of Central Wireless, as a result of this transaction, Diversified Management, L.L.C. is an affiliate of Central Wireless. No officer or director of Central Wireless has any interest in Diversified Management, L.L.C. The Company has used some of these materials for the Alliance Towers sites. The remaining materials will likely be used in Georgia, where the materials are located.

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


                         Risks Related To Our Business


We Have Historically Lost Money And Losses May Continue In The Future, Which Could Severely Impact Our Ability To Continue Operations

            We have historically lost money in prior years. For the year ended December 31, 2003, we sustained losses of $2,767,446. For the fiscal year ended December 31, 2002, we had sustained losses of $791,272. Future losses are likely to occur. Our independent auditors have noted that our Company may not have significant cash or other material assets to cover its operating costs and to allow it to continue as a going concern as described in the following paragraph. Our ability to obtain additional funding will determine our ability to continue as a going concern. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.


We Have Been The Subject Of A Going Concern Opinion From Our Independent Auditors, Which Could Severely Impact Our Ability To Continue Operations

            Our independent auditors have added explanatory paragraphs to their audit opinions issued in connection with the 2003 and 2002 financial statements which states that our Company is dependent on outside financing and has had losses since inception that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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


We Have Been And Continue To Be Subject To A Working Capital Deficit And Accumulated Deficit

            We had a working capital deficit of $777,275 at December 31, 2003, compared to a working capital deficit of $947,494 at December 31, 2002. Because of this deficit, our ability to obtain additional funding will determine our ability to continue as a going concern. We may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in eliminating the working capital deficit, or reaching and maintaining profitable operations. If the working capital deficit continues, we may be required to cease operations.


Our Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly, Which Could Adversely Affect Investors' Ability To Sell Shares Of Our Common Stock

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


ITEM 2. DESCRIPTION OF PROPERTY


Facilities

            Our corporate  headquarters  is located at 4333 South Tamiami Trail,
Suite E, Sarasota, Florida 34231 and our phone number is (941) 929-1534. We currently lease approximately 800 square feet of office space on a month-to-month basis. Our rent is currently $750 per month. If our landlord terminates our lease, we believe that we could find suitable office space at comparable rates. Our offices are in good condition, and we believe our offices are adequate for our current needs.


ITEM 3.  LEGAL PROCEEDINGS

            The Company is not currently involved in any legal proceeding that could have a material adverse effect on the results of operations or the financial condition of the Company. From time to time, the Company may become a party to litigation incidental to its business. There can be no assurance that any future legal proceedings will not have a material adverse affect on the Company.

      On or about October 23, 2003, Hallett & Perrin, P.C. has sued the Company in the District Court for the 134th Judicial District, Dallas County, Texas, claiming $58,017 in unpaid legal services. The Company has entered into a settlement with Hallett & Perrin pursuant to which the Company has paid the total sum of $45,000 to Hallett & Perrin and the action was dismissed with prejudice.


ITEM 4.  SUBMISSION FOR MATTERS TO A VOTE OF SECURITY HOLDERS

            Pursuant to a definitive information statement, the shareholders of Central Wireless as of August 13, 2003, approved a proposal to increase the authorized number of shares of common stock from 250,000,000 shares to 2,000,000,000 shares. The shareholders action was approved by written consent on September 25, 2003, and a corresponding Amendment to Central Wireless' Articles of Incorporation dated September 25, 2003 was filed with the State of Utah.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

            Our common stock, par value $.001 per share, is traded on the OTCBB under the symbol "CWIR." The following table provides the high and low bid prices for our common stock as reported by the OTCBB. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                      COMMON STOCK OF CENTRAL WIRELESS INC.
                               FIRST QUARTER 2004

Fiscal Year Ending December 31, 2004(1)              High              Low
---------------------------------------              ----              ---
First Quarter                                       $0.01            $0.01


                      COMMON STOCK OF CENTRAL WIRELESS INC.
                             FISCAL YEAR ENDED 2003

Fiscal Year Ending December 31, 2003(1)              High              Low
---------------------------------------              ----              ---
First Quarter                                       $0.03            $0.01
Second Quarter                                      $0.05            $0.01
Third Quarter                                       $0.02            $0.01
Fourth Quarter                                      $0.02            $0.01


                      COMMON STOCK OF CENTRAL WIRELESS INC.
                             FISCAL YEAR ENDED 2002

Fiscal Year Ending December 31, 2002(1)              High              Low
---------------------------------------              ----              ---
First Quarter                                       $0.19            $0.08
Second Quarter                                      $0.60            $0.08
Third Quarter                                       $0.19            $0.06
Fourth Quarter                                      $0.12            $0.03


                      COMMON STOCK OF CENTRAL WIRELESS INC.
                             FISCAL YEAR ENDED 2001

Fiscal Year Ending December 31, 2001(2)              High              Low
---------------------------------------              ----              ---
First Quarter                                       $0.13            $0.06
Second Quarter                                      $0.12           $0.045
Third Quarter                                       $1.00           $0.006
Fourth Quarter                                      $0.06           $0.005

------------

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



Dividends

            Central Wireless has not declared or paid cash dividends on its Common Stock since its inception and does not anticipate paying such dividends in the foreseeable future. The payment of dividends may be made at the discretion of the Board of Directors and will depend upon, among other factors, Central Wireless' operations, its capital requirements, and its overall financial condition.

Changes In Securities


            On September 25, 2003, pursuant to written consents by a majority of the shareholders of Central Wireless, the authorized shares of common stock of the Company was increased from 250,000,000 shares to 2,000,000,000.


Reverse Stock Split

            On July 26, 2002, each 20 shares of the Company's common stock which were issued and outstanding or reserved for issuance by the Company, were exchanged for one share of common stock. The share amounts in the accompanying financial statements and notes give effect to this reverse split as if it occurred at the beginning of earliest period presented.


Sales Of Unregistered Securities

            Beginning with December 1, 2000 through April 13, 2004, Central Wireless had the following unregistered issuances of securities:


2001 Consultant Shares

            In March 2001,  we issued  8,625  shares of common  stock to certain financial, legal and business consultants, and warrants to purchase an additional 8,625 shares of common stock in exchange for services rendered to us in fiscal 2000. The services, valued at their ordinary costs, were worth $85,000. The warrants have an exercise price of $2.50 per share, were immediately exercisable upon issuance, and expire on December 31, 2010. The securities were issued in reliance on federal exemptions from registration, including, but not limited to, Regulation D, Rule 504 under the Securities Act of 1933.


2001 Securities Purchase Agreement

            On May 8, 2001, we entered into the 2001 Securities Purchase Agreement with two of the investors, AJW Partners, LLC and New Millennium Capital Partners II, LLC, for the sale of 12% secured convertible debentures, in the principal amount of up to $600,000 and warrants to purchase up to 30,000 shares of our common stock. The debentures are convertible into shares of our common stock and matured on May 8, 2002. On May 8, 2001, we sold an aggregate of $300,000 in debentures, plus warrants to acquire 15,000 shares of our common stock. The warrants expire on May 8, 2004. The proceeds from the sale were $300,000, less $49,000 in expenses.

            The debentures issued under the 2001 Securities Purchase Agreement are convertible into shares of our common stock at the conversion price, which is equal to the lesser of (i) 50%, multiplied by the average of the lowest three trading prices for our common stock during the 20 trading days immediately prior to the notice of conversion, and (ii) $0.60. The warrants are exercisable at an exercise price per share equal to the lesser of (i) $0.50 and (ii) the average of the lowest three trading prices for our common stock during the 20 trading days immediately prior to exercise. Pursuant to the terms of the 2001 Securities Purchase Agreement, we are required to reserve for issuance, two times the number of shares of common stock that may be converted from the debentures or exercised pursuant to the warrants.

            In connection with the 2001 Securities Purchase Agreement, we granted certain demand and piggyback registration rights to the Investors, and agreed to prepare a Registration Statement registering the securities underlying the debentures and the warrants for resale by the Investors. In addition, we granted a first priority security interest in substantially all of our assets to secure our obligations under the 2001 Securities Purchase Agreement. The debentures and warrants sold under the 2001 Securities Purchase Agreement were issued in reliance on federal exemptions from registration, including, but not limited to, Regulation D, Rule 506 promulgated under the Securities Act of 1933.


July 2001 Sale Under The 2001 Securities Purchase Agreement

            On July 30, 2001, we sold an additional $300,000 in debentures and warrants to purchase an additional 15,000 shares of common stock, to AJW
Partners, LLC and New Millennium Capital Partners, II, LLC under the 2001 Securities

Purchase Agreement. The debentures are convertible into shares of our common stock and matured on July 30, 2002. The warrants expire July 30, 2004. The proceeds to us from the sale of the July 30, 2002 debentures and warrants were $300,000, less $40,500 in expenses. The debentures and warrants sold under the 2001 Securities Purchase Agreement were issued in reliance on federal exemptions from registration, including, but not limited to, Regulation D, Rule 506 promulgated under the Securities Act of 1933.

            The debentures issued under the 2001 Securities Purchase Agreement are convertible into shares of our common stock at the conversion price, which is equal to the lesser of (i) 50%, multiplied by the average of the lowest three trading prices for our common stock during the 20 trading days immediately prior to the notice of conversion, and (ii) $0.60. The warrants are exercisable at an exercise price per share equal to the lesser of (i) $0.50 and (ii) the average of lowest three trading prices for our common stock during the 20 trading days immediately prior to exercise.


Action Stocks

            On June 27, 2001, we issued 32,084 shares of common stock to Action Stocks, Inc. ("Action Stocks") and 1,250 shares of common stock to a principal of Actions Stocks for services rendered. The shares were issued in reliance on federal exemptions from registration, including, but not limited to, Regulation D promulgated under the Securities Act of 1933.


Consulting Fees May 2001

            On July 13, 2001, we issued 26,250 shares of our common stock to a financial services firm in connection with a consulting agreement entered into between our company and the firm on May 8, 2001. The shares were issued for services rendered. The shares were issued in reliance on federal exemptions from registration, including, but not limited to, Regulation D promulgated under the Securities Act of 1933.


Consulting Fees August 2001

            On August 7, 2001, we issued 26,250 shares of our common stock to the same financial services firm in connection with a second consulting agreement entered into between our company and the firm on August 1, 2001. The shares were issued for services rendered. The shares were issued in reliance on federal exemptions from registration, including, but not limited to, Regulation D promulgated under the Securities Act of 1933.


2002 Letter Agreement

            On March 29, 2002, we entered into a Letter Agreement (the "Letter Agreement") with the Investors (AJW Partners, New Millennium , AJW Offshore, and AJW Qualified) for the sale of 12% secured convertible debentures, in the principal amount of up to $50,000, and warrants to purchase up to 2,500 shares of our common stock at a price per share that fluctuates depending on the current market price. The sale of these debentures and warrants are subject to the terms of the 2001 Securities Purchase Agreement. The proceeds from the sale of $50,000 less $10,000 in expenses, were received by us on April 8, 2002. As part of the sale, we agreed to offer any future offerings of our securities first to the Investors, for a period beginning on March 29, 2002 and ending 120 days after the effective date of the filing of the Registration Statement registering the shares of common stock that may be offered by the Investors for resale upon conversion of the debentures and exercise of the warrants. The securities were issued in reliance on federal exemptions from registration, including, but not limited to, Regulation D promulgated under the Securities Act of 1933.

            The debentures are convertible into shares of our common stock at the conversion price, which is equal to the lesser of (i) 50%, multiplied by the average of the lowest three trading prices for our common stock during the 20 trading days immediately prior to the notice of conversion, and (ii) $.114. The warrants are exercisable at an exercise price per share equal to the lesser of
(i) $.056 and (ii) the average of lowest three trading prices for our common stock during the 20 trading days immediately prior to exercise. The warrants expire on March 29, 2005.

2002 Securities Purchase Agreement

            On July 12, 2002, we entered into the 2002 Securities Purchase Agreement with AJW Qualified and AJW Offshore for the sale of (i) 12% secured convertible debentures in the aggregate principal amount of up to $600,000, convertible into shares of our common stock, and (ii) warrants to purchase up to 120,000 shares of our common stock.

            On July 12, 2002, September 12, 2002, and December 20, 2002 pursuant to the 2002 Securities Purchase Agreement, we sold an aggregate of (i) $600,000 in debentures, and (ii) warrants to purchase 120,000 shares of common stock.

            The debentures issued under the 2002 Securities Purchase Agreement are convertible, at the option of the Investors, into shares of our common stock at a conversion price that is equal to the lesser of (i) 50%, multiplied by the average of the lowest three trading prices for our common stock during the 20 trading days immediately prior to the date of the Investors' notice of conversion, and (ii) $0.10. The warrants are exercisable at an exercise price per share equal to $0.20. The debentures due one year from the date of issuance. Pursuant to the terms of the 2002 Securities Purchase Agreement, we are required to reserve for issuance to the Investors, two times the number of shares of common stock that may be converted from the debentures or exercised pursuant to the warrants.

            In connection with the 2002 Securities Purchase Agreement, we granted certain demand and piggyback registration rights to the Investors, and agreed to prepare this Registration Statement registering the securities underlying the debentures and the warrants. In addition, we granted to the Investors a first priority security interest in substantially all of our assets to secure our obligations under the debentures and the warrants. Moreover, Kenneth W. Brand, our Chief Executive Officer and Keith Roy Chrismon, our former President and former Chairman of the Board, each pledged the shares of our common stock owned by them at that time, to guarantee our company's obligations under the 2002 Securities Purchase Agreement.


August 2003 Securities Purchase Agreement

            Central Wireless entered into a Securities Purchase Agreement on August 19, 2003 with AJW Qualified and AJW Offshore, which have previously purchased debentures from the Company. Pursuant to the terms of the Securities Purchase Agreement, these entities have purchased a total of Two Hundred Thousand Dollars ($200,000) of 12% convertible debentures from the Company and warrants to purchase Eight Hundred Thousand (800,000) shares of the Company's common stock. The convertible debentures have a one-year term and the warrants would have to be exercised within five (5) years from the date of issuance at an exercise price of $0.01. The debentures are convertible at the lesser of (i) $0.005 and (ii) 50% of the average of the three (3) lowest intra-day trading prices during the twenty (20) trading day period ending one (1) trading day prior to the date a conversion notice is sent by the holder.


December 2003 Securities Purchase Agreement

            Central Wireless entered into a Securities Purchase Agreement on December 15, 2003 with AJW Partners and New Millennium, which have previously purchased debentures from the Company. Pursuant to the terms of the Securities Purchase Agreement, these entities have purchased a total of One Hundred Twenty-Five Thousand Dollars ($125,000) of 12% convertible debentures from the
Company and warrants to purchase Six Hundred Twenty-Five Thousand (625,000) shares of the Company's common stock. The convertible debentures have a two-year term and the warrants would have to be exercised within five (5) years from the date of issuance at an exercise price of $0.01. The debentures are convertible at the lesser of (i) $0.012 and (ii) 50% of the average of the three (3) lowest intra-day trading prices during the twenty (20) trading day period ending one
(1) trading day prior to the date a conversion notice is sent by the holder.


Securities Issued Upon Conversion Of Debentures

            The transactions reported below have been adjusted to take into account the twenty-to-one (20:1) reverse stock split effective July 26, 2002:

            On July 12, 2001, AJW Partners and New Millennium each elected to convert $6,250 in principal amount of debentures issued under the 2001 Securities Purchase Agreement, into shares of our common stock. They were each issued approximately 10,522 shares, at a conversion price of approximately $0.59 a share.

            On July 19, 2001, AJW Partners and New Millennium each elected to convert $2,564.38 in interest payable on the debentures issued under the 2001 Securities Purchase Agreement, due as of June 30, 2001, into shares of our common stock. They were each issued approximately 4,317 shares, at a conversion price of approximately $0.59 a share.

            On July 20, 2001, AJW Partners and New Millennium each elected to convert $6,250 in principal amount of debentures issued under the 2001 Securities Purchase Agreement, into shares of our common stock. They were each issued approximately 15,625 shares, at a conversion price of approximately $0.40 a share.

            On August 14, 2001, AJW Partners and New Millennium Capital each elected to convert $6,250 in principal amount of debentures issued under the 2001 Securities Purchase Agreement, into shares of our common stock. They were each issued approximately 31,250 shares, at a conversion price of approximately $0.20 a share.

            On October 1, 2001, AJW Partners and New Millennium each elected to convert $3,125 in principal amount of debentures issued under the 2001 Securities Purchase Agreement, into shares of our common stock. They were each issued approximately 31,250 shares, at a conversion price of approximately $0.10 a share.

            On November 8, 2001, AJW Partners and New Millennium each elected to convert $1,200 in principal amount of debentures issued under the 2001 Securities Purchase Agreement, into shares of our common stock. They were each issued approximately 20,690 shares, at a conversion price of approximately $0.58 a share.

            On November 21, 2001, AJW Partners and New Millennium each elected to convert $1,200 in principal amount of debentures issued under the 2001 Securities Purchase Agreement, into shares of our common stock. They were each issued approximately 20,690 shares, at a conversion price of approximately $0.58 a share.

            On December 28, 2001, AJW Partners and New Millennium each elected to convert $1,200 in principal amount of debentures issued under the 2001 Securities Purchase Agreement into shares of our common stock. They were each issued approximately 23,077 shares, at a conversion price of approximately $0.52 a share.

            On December 31, 2001, AJW Partners and New Millennium each elected to convert $1,911 in interest on the principal amount of debentures issued under the 2001 Securities Purchase Agreement into shares of our common stock. They were each issued approximately 31,850 shares, at a conversion price of approximately $0.06 a share.

            On February 20, 2002 AJW Partners and New Millennium each elected to convert $1,875 in principal amount of convertible debentures into shares of the Company's common stock. The Buyers were issued 31,250 shares at a conversion price of $0.06 a share, respectively.

            On May 23, 2003, 5,072,464 restricted shares were issued to investors pursuant to the conversion of $35,000 of convertible debentures.

            On June 26, 2003, 4,861,112 restricted shares were issued to investors pursuant to the conversion of $35,000 of convertible debentures.

            On July 6, 2003, 4,487,178 restricted shares were issued to investors pursuant to the conversion of $35,000 of convertible debentures.

            On July 21, 2003, 4,794,520 restricted shares were issued to investors pursuant to the conversion of $35,000 of convertible debentures.

            On August 4, 2003, 5,072,462 restricted shares were issued to investors pursuant to the conversion of $35,000 of convertible debentures.

            On August 22, 2003, 7,608,694 shares were issued to investors pursuant to the conversion of $35,000 of convertible debentures.

            On September 22, 2003, 3,336,182 shares were issued to investors pursuant to the conversion of $13,344.72 of convertible debentures.

            On October 4, 2003, 3,511,768 shares were issued to investors pursuant to the conversion of $13,344.72 of convertible debentures.

            On October 15, 2003, 3,812,776 shares were issued to investors pursuant to the conversion of $13,344.72 of convertible debentures.

            On October 24, 2003, 4,043,854 shares were issued to investors pursuant to the conversion of $13,344.72 of convertible debentures.

            On November 10, 2003, 4,043,854 shares were issued to investors pursuant to the conversion of $13,344.72 of convertible debentures.

            On November 15, 2003, 3,812,772 shares were issued to investors pursuant to the conversion of $13,344.72 of convertible debentures.

            On December 1, 2003, 3,032,890 shares were issued to investors pursuant to the conversion of $13,344.72 of convertible debentures.

            On December 4, 2003, 2,517,872 shares were issued to investors pursuant to the conversion of $13,344.72 of convertible debentures.

            On December 11, 2003, 2,471,244 shares were issued to investors pursuant to the conversion of $13,344.72 of convertible debentures.

            On December 18, 2003, 2,471,244 shares were issued to investors pursuant to the conversion of $13,344.72 of convertible debentures.

            On December 26, 2003, 2,566,292 shares were issued to investors pursuant to the conversion of $13,344.72 of convertible debentures.

            On January 5, 2004, 2,695,902 shares were issued to investors pursuant to the conversion of $13,344.72 of convertible debentures.

            On January 7, 2004, 3,511,768 shares were issued to investors pursuant to the conversion of $13,344.72 of convertible debentures.

            On January 14, 2004, 7,213,362 shares were issued to investors pursuant to the conversion of $26,689.44 of convertible debentures.

            On January 29, 2004, 3,606,681 shares were issued to investors pursuant to the conversion of $13,344.72 of convertible debentures.

            On February 5, 2004, 3,606,681 shares were issued to investors pursuant to the conversion of $13,344.72 of convertible debentures.

            On February 15, 2004, 7,413,734 shares were issued to investors pursuant to the conversion of $26,689.44 of convertible debentures.

            On March 1, 2004, 4,304,748 shares were issued to investors pursuant to the conversion of $13,344.72 of convertible debentures.

            On March 4, 2004, 4,304,748 shares were issued to investors pursuant to the conversion of $13,344.72 of convertible debentures.

            On March 28, 2004, 7,625,554 shares were issued to investors pursuant to the conversion of $26,689.44 of convertible debentures.


KRC Acquisition

            In connection with the acquisition of certain assets from KRC in June 2002, we issued an aggregate of 4,150,000 shares of common stock to certain persons designated by KRC. Immediately after the acquisition, the shares of common stock issued by us in exchange for the assets represented approximately 66% of the issued and outstanding shares of our common stock, resulting in a change in control.

            Listed below are the names of the persons and companies who received shares of common stock pursuant to our agreement with KRC, the number of shares of common stock received by each such person, and the percentage of our common stock beneficially owned (directly or indirectly) by each such person, as of July 2, 2002:

                                                               % of Shares
                                                              Beneficially
            Name                            No. of Shares         Owned(1)
            ---------------------           -------------     ------------
            Kenneth W. Brand                    1,125,000              18%
            Keith Roy Chrismon(2)               1,125,000              18%
            Steven W. Troyan                    1,125,000              18%
            Sharon R. Hetman                      250,000               4%
            Michael S. Delin                      150,000               2%
            Amber Run LLC(3)                      187,500               3%
            Quandry LLC(4)                        187,500               3%
                                            -------------     ------------
            TOTAL:                              4,150,000              66%
                                            =============     ============

------------

(1) The number of shares reported in the table have been adjusted to take into account the twenty-to-one (20:1) reverse stock split effective July 26, 2002.

(2)  Keith Roy Chrismon is the sole shareholder of KRC Communications, Inc.

(3) Quandry, L.L.C. is a Florida limited liability company. Holly M. Hawk may be deemed to be a beneficial owner of the shares of common stock owned by Quandry, L.L.C. because as the manager of Quandry, L.L.C., she has the power to direct the voting and disposition of such shares. Ms. Hawk, however, specifically disclaims beneficial ownership of all shares held by Quandry, L.L.C.

(4) Amber Run, L.L.C. is a Florida limited liability company. Troy H. Myers, Jr. may be deemed to be a beneficial owner of the shares of common stock owned by Amber Run, L.L.C. because as the manager of Amber Run, L.L.C., he has the power to direct the voting and disposition of such shares. Mr. Myers, however, specifically disclaims beneficial ownership of all shares held by Amber Run, L.L.C.


CareMart Asset Sale

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

Shares For Forgiveness Of Debt

            In June 2002, we issued 52,330 shares of our common stock to Amen Corner, L.P., a limited partnership that was controlled by Mr. Curtis, in exchange for the cancellation of a $50,000 promissory note held by Amen Corner, L.P. The shares were issued in reliance on federal exemptions from registration, including, but not limited to, Regulation D promulgated under the Securities Act of 1933.

            In June 2002, we issued 52,330 shares of our common stock to E. Slavin, a shareholder, in exchange for the cancellation of principal and interest outstanding under a $50,000 promissory note held by E. Slavin. The shares were issued in reliance on federal exemptions from registration, including, but not limited to, Regulation D promulgated under the Securities Act of 1933.

            In June 2002, we issued 52,330 shares of our common stock to G. Kevlin, a shareholder, in exchange for the cancellation of principal and interest outstanding under a $50,000 promissory note held by G. Kevlin. The shares were issued in reliance on federal exemptions from registration, including, but not limited to, Regulation D promulgated under the Securities Act of 1933.

            On January 13, 2003, 1,500,000 shares at a market value of $0.03 were issued to Sharon Hetman for payment of a $45,000 note.


Consulting Shares

            In June 2002, we issued 60,000 shares of our common stock to Robert Lee Matzig, for consultation services rendered by Mr. Matzig in the amount of $60,000. During his tenure with us, Mr. Matzig held various officer positions and served as a director of our Company. The shares were issued in reliance on federal exemptions from registration, including, but not limited to, Regulation D promulgated under the Securities Act of 1933.

            In June 2002, we issued 50,000 shares of our common stock to Hallett & Perrin, P.C., our attorneys, for legal services rendered to us in the amount of $50,000. The shares were issued in reliance on federal exemptions from registration, including, but not limited to, Regulation D promulgated under the Securities Act of 1933.

            In June 2002, we issued 25,000 shares of our common stock to R. Distler, a consultant, for services rendered to us in the amount of $25,000. The shares were issued in reliance on federal exemptions from registration, including, but not limited to, Regulation D promulgated under the Securities Act of 1933.

            On January 20, 2003, 100,000 shares were issued to retain the services of Ronald A. Jones, as an independent director, at a market value of $0.02 per share for a total of $3,000. The shares were issued in reliance on federal exemptions from registration, including, but not limited to, Regulation D promulgated under the Securities Act of 1933.


Shares Issued For Deferred Compensation

            In June 2002, we issued 145,000 shares of our common stock to Christopher D. Curtis, our former Chief Executive Officer, in lieu of $145,000 in deferred salary payments and in exchange for his release of claims for unpaid deferred compensation earned by him in fiscal 2000, 2001 and 2002. The shares were issued in reliance on federal exemptions from registration, including, but not limited to, Regulation D promulgated under the Securities Act of 1933.

            In June 2002, we issued 125,000 shares of common stock to Charles C. Cunningham, our former President, in lieu of $125,000 in deferred salary payments and in exchange for his release of claims for unpaid deferred compensation earned by him in fiscal 2000, 2001 and 2002. The shares were issued in reliance on federal exemptions from registration, including, but not limited to, Regulation D promulgated under the Securities Act of 1933.

            On August 12, 2003, the Company issued 1,500,000 restricted shares to each of Michael Delin, Robert Sandburg, Kenneth W. Brand and Steven Troyan in exchange for accrued and unpaid compensation. The stock was priced at its fair market value, or $0.0115 per share, corresponding to $17,250 of accrued and unpaid compensation for each recipient of the shares of common stock. The shares were issued in reliance on federal exemptions from registration, including, but not limited to, Regulation D promulgated under the Securities Act of 1933.

            In  November   2003,   5,000,000   shares  were  issued  to  satisfy
shareholder loans of $55,000.

Curtis Notes

            In June 2002, we issued 210,000 shares of our common stock to Mr. Curtis in exchange for the cancellation of $210,000 in promissory notes and accounts receivable owed to Mr. Curtis. The shares were issued in reliance on federal exemptions from registration, including, but not limited to, Regulation D promulgated under the Securities Act of 1933.


2003 Equity Line Of Credit

            Central Wireless entered into a Equity Line of Credit Agreement on October 24, 2003 with the following parties: AJW Partners, LLC/AJW Qualified Partners, LLC, AJW Offshore, Ltd/New Millennium Capital Partners II, LLC and Equilibrium Equity, LLC. Under the Equity Line of Credit Agreement, the investors shall purchase up to Five Million Dollars ($5,000,000) of the Company's common stock during thirty-six (36) month commitment period. The investors' obligation to purchase the Company's common stock is subject to certain terms and conditions contained within the Equity Line of Credit, including that the SEC declare a registration statement relating to the shares of common stock sold under the Equity Line of Credit effective. Pursuant to the terms of the Equity Line of Credit, the Company may sell stock to the investors at a 13% discount to the average of three (3) lowest intra-day trading prices during the five (5) consecutive trading day period immediately following an advance notice. The Company may not submit an advance within ten (10) trading days of a prior advance notice. There are also limits on the amount of each advance notice.


Other Issuances

            On February 20, 2003, 100,000,000 shares were issued and exchanged in accordance with a Share Exchange Agreement, dated March 6, 2003, between the Company and Alliance Towers, Inc. The shares were issued in reliance on federal exemptions from registration, including, but not limited to, Regulation D promulgated under the Securities Act of 1933.

            On June 11, 2003, 1,600,000 restricted shares were issued pursuant to an agreement to be licensed in eight (8) states to perform general contracting services. The shares were issued in reliance on federal exemptions from registration, including, but not limited to, Regulation D promulgated under the Securities Act of 1933.

            On October 14, 2003, 400,000,000 restricted shares were issued in accordance to an Asset Purchase Agreement between the Company and Diversified Management. The shares were issued in reliance on federal exemptions from registration, including, but not limited to, Regulation D promulgated under the Securities Act of 1933.

            In January and March 2003, the Company issued 12,224,980 shares of the Company's common stock for services totaling $123,000.

            In June 2003, the Company issued 1,600,000 shares of the Company's common stock for services totaling $32,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

            The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, and the Notes thereto included herein. The information contained below includes statements of Central Wireless' or management's beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion on forward-looking statements, see the information set forth in the Introductory Note to this Annual Report under the caption "Forward Looking Statements", which information is incorporated herein by reference.

Going Concern

            As reflected in Central Wireless's financial statements for the twelve months ended December 31, 2003, Central Wireless's accumulated deficit of $7,115,865 and its working capital deficiency of $777,275 raise doubt about its ability to continue as a going concern. The ability of Central Wireless to continue as a going concern is dependent on Central Wireless' ability to raise additional debt or capital, including the ability to raise capital under the Equity Line of Credit Agreement. The financial statements for December 31, 2003 do not include any adjustments that might be necessary if Central Wireless is unable to continue as a going concern.


Critical Accounting Policies And Estimates


            Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonably based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates, judgments and assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

            Revenue and expense recognition - The Company recognized revenue from the discontinued operations described in Note 1 to the accompanying financial statements when services were provided or at the time product was shipped to the customer.

            Revenues from fixed-price construction contracts are recognized on the percentage-of-completion method, which is measured by the percentage of cost incurred to date to estimated total cost of each contract. This method is used because management considers the percentage of cost incurred to date to estimated total cost to be the best available measure of progress on the contracts.

            Contract costs include all direct material and labor costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Change in job performance, job conditions, and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

            The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts", represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts", represents billings in excess of revenues recognized. Claims are included in revenues when realization is probable and the amount can be reliably estimated.

            Inventory - Inventory is stated at the lower of cost or market. Cost is principally determined by using the average cost method. Inventory consists of disassembled steel towers held for future construction and sale or lease. The Company's management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required.

            Investment in Alliance Towers, Inc. - Investment in Alliance Towers, Inc. ("Alliance") consist of available-for-sale unregistered common stock of Alliance Towers, Inc. (see Note 5 to the accompanying financial statements). These securities are valued at current market value as determined by published market quotes. There were no realized gains and losses in 2003 and 2002 using the specific identification method. Unrealized holding gains as of 2003 and 2002 of $2,000,000 and $-0-, respectively, are included as a separate component of stockholder's equity until realized.

            Fair value of financial instruments - The carrying amounts and estimated fair values of the Company's notes payable-related parties and convertible note payable-related party at December 31, 2003 are as follows:

                                                          Carrying     Estimated
                                                           Amounts    Fair Value
                                                     -------------   -----------
    Convertible debentures-related parties
    including accrued interest                       $   1,107,423   $ 1,099,139

            The estimated fair values of the Company's long-term liabilities were based on quoted market rates. The carrying values of all other financial instruments approximate their fair value as of December 31, 2003.

            Stock-based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

            There were no options granted during the fiscal years ended December 31, 2003 and 2002.

            In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

Results Of Operations For The Year Ended December 31, 2003, Compared To The Year Ended December 31, 2002

            The Company ceased all operations of its prior business activities in January 2002. In accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Discontinued Events and Extraordinary Items. The Company has accounted for it's discontinued operation in the previous year. The Company has presented the operating results related to these businesses for the year December 31, 2002 primarily in one line item as Loss from Operations of Discontinued Divisions in the amount of $266,177. The net loss for the year ended December 31, 2003, was $2,767,446 versus $791,272 for the comparable period in 2002. The loss from continuing operations for the year ended December 31, 2003 of $2,152,814 is primarily attributable to expenses incurred for consulting expenses and operation of the company during the fiscal year.

            Revenues. Revenues for the year ended December 31, 2003, were approximately $603,254 compared to no revenues for the year ended December 31, 2002. The increase in revenues in 2003 was attributable to the completion of three tower construction projects for Alliance Towers, Inc. We anticipate revenues to continue to grow in the fiscal year ending December 31, 2004.

            Cost of Revenues. Cost of revenues for the year ended December 31, 2003, was $579,181, or 96% of revenues.

            Gross profit. Gross profit for the year ended December 31, 2003, was $24,073, or 4% of revenues, as compared to no gross profit for the year ended December 31, 2002.

            Operating Expenses. Operating expenses for the year ended December 31, 2003, were $2,176,887, as compared to $376,896, for the year ended December 31, 2002. The $1,799,991 increase in operating expenses in 2003 was primarily attributable to the Company's increase in operations as the Company completed its first revenue generating fiscal year. In 2003, operating expenses consisted of $1,804,727 of professional and consulting fees, and $372,160 of other general and administrative expenses.

            Other Income (Expense). Other income (expenses) for the year ended December 31, 2003, was net expenses of $614,632. As of December 31, 2003, management has determined that the contractual rights and related improvements have no future economic value, and accordingly the Company has written off the entire $135,000 of Tower Site and Improvement Costs as an impairment. The additional cost to build the tower and place it in service would be approximately $100,000.

This transaction is recorded on the Statement of Operation in the Other Income(Expenses) section. As of December 31, 2003, management determined it was appropriate to remove outstanding liabilities accumulated from prior to change of control. These liabilities amounted to $115,214. This transaction is recorded on the Statement of Operation in the Other Income(Expense) section.

            Interest Expense. The Company had interest expense of $609,186 for fiscal year 2003, compared to interest expense of $135,651. The increase of $442,535 related to additional debentures issued by the Company in 2003.

            During February 2003 the Company entered into a Share Exchange Agreement to exchange 100,000,000 shares of Central Wireless common stock for 100,000,000 shares of Alliance Towers Inc common stock. On the date of the transaction Alliance Towers, Inc. common stock and Central Wireless common stock were trading at $0.02 per share. This transaction has been recorded as an investment in Alliance Towers, Inc. on the Balance Sheet at $2,000,000 (market value at time of exchange). This stock has been classified as a marketable security and available for sale security and accordingly, records the investment at fair market value, which is $4,000,000 as of December 31, 2003. The Company has recorded an unrealized gain on the investment totaling $2,000,000, which is reported as other comprehensive income.


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

            Central Wireless has executed an agreement to allow the company to be licensed in and perform general contracting services in the following states:
Alabama, Mississippi, Georgia, Tennessee, North Carolina and South Carolina, Louisiana, as well as Florida. The licensing in these states will allow Central Wireless to direct perform many of the tasks previously subcontracted. Upon the completion of the licensing process, we intend to complete the qualification processes to allow Central Wireless to bid and execute work for other firms involved in E-911 equipment installation.

            The site acquisition, zoning and engineering side of the business will continue to be an area of focus. We believe that the bundling of these services along with the general contracting services will further our competitive edge in our ability to provide total turnkey solutions to our clients.

            Central Wireless intends to continue to focus on our key business while looking for opportunities to expand our revenue and client base. We are committed to performing the work in the most efficient manner possible, while maintaining low overheads.

            Central Wireless continues to perform site acquisition and contruction services for Alliance Towers. Pursuant to the agreement, Alliance Towers construction plans would include Central Wireless doing the site acquisition for the Company and also construction management of the tower(s) being built for Alliance Towers. Estimated revenues from each tower include $8,500 for site acquisition, $1,500 to $5,000 for zoning services and $20,000 construction management fee, for a total of approximately $30,000 to $33,500 per tower. During February 2004, the Company completed the construction of a forth tower for Alliance Towers, recognizing revenue and cost of revenue totaling $170,923 and $152,580, respectively.

            Based on our lack of funding, there is substantial risk that Central Wireless will be unsuccessful in achieving its planned operations. Unless Central Wireless obtains additional funding, or rapidly increases its revenue, the Company may be forced to cease operations.


Advisory Service Agreement

            We entered into an Advisory Service Agreement effective as of January 16, 2003 with Earl Ingarfield. Mr. Ingarfield was engaged to review our existing financial reporting system, attend e commerce and other industry conferences, and advise us on trends and strategies for the industry, negotiate or assist in the negotiation of source, distribution and marketing agreements, assist in the development of a marketing strategy, consult with the Company on general business and financial issues, assist in the preparation and completion of all SEC filings. The term of the agreement is 6 months and Mr. Ingarfield received a total of 30 million shares of the Company's common stock.


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

            Sharon R. Hetman, our Company Secretary and a director, is a contracting party to two of the agreements. Please see "Certain Relationships and Related Transactions."


Liquidity And Capital Requirements


            Working Capital

            The Company had a net working capital deficit on December 31, 2003 of $777,275. Current assets as of December 31, 2003 consisted mainly of cash equaling $4,467, accounts receivable from Alliance Towers of $523,313 and inventory equaling $157,750. Current liabilities consisted mainly of $675,838 of accounts payable and accrued expenses, and $782,654 of current portion of convertible debentures. Cash on hand as of April 13, 2004 is $556.21.


            Cash Flow From Operating Activity

            Net cash used by Operating Activities for the year ended December 31, 2003 was $437,749 compared to net cash used for the year ended December 31, 2002 of $306,023. There was an increase in cash used from operations in the current year over the prior year due to increased activity from the construction of three communication towers during the last quarter of the year.


            Cash Flow From Investing Activity

            For the year ended December 31, 2003 net cash used by investing activities was $0.00 compared to $135,000 for the same period in 2002. The cash flows used from Investing Activities for 2002 was a use of cash for a site acquisition deposit. The $135,000 asset was subsequently written off in 2003.


            Cash Flow From Financing Activity

            Cash flows from financing activities for the years ended December 31, 2003 and 2002 were $383,839 and $499,400. Cash provided for the years ended December 31, 2003 and 2002, were predominantly from the issuance of convertible debentures with the funds being used for the operation of the business since its change of control.

            Central Wireless entered into a Securities Purchase Agreement on August 19, 2003 with AJW Qualified and AJW Offshore, which have previously purchased debentures from the Company. Pursuant to the terms of the Securities Purchase Agreement, these entities have purchased a total of Two Hundred Thousand Dollars ($200,000) of 12% convertible debentures from the Company and warrants to purchase Eight Hundred Thousand (800,000) shares of the Company's common stock. The convertible debentures have a one-year term and the warrants would have to be exercised within five (5) years from the date of issuance at an exercise price of $0.01. The debentures are convertible at the lesser of (i) $0.005 and (ii) 50% of the average of the three (3) lowest intra-day trading prices during the twenty (20) trading day period ending one (1) trading day prior to the date a conversion notice is sent by the holder.

            Central Wireless entered into a Securities Purchase Agreement on December 15, 2003 with AJW Partners and New Millennium, which have previously purchased debentures from the Company. Pursuant to the terms of the Securities Purchase Agreement, these entities have purchased a total of One Hundred Twenty-five Thousand Dollars ($125,000) of 12% convertible debentures from the
Company and warrants to purchase Six Hundred Twenty-five Thousand (625,000) shares of the Company's common stock. The convertible debentures have a two-year term and the warrants would have to be exercised within five (5) years from the date of issuance at an exercise price of $0.01. The debentures are convertible at the lesser of (i) $0.012 and (ii) 50% of the average of the three (3) lowest intra-day trading prices during the twenty (20) trading day period ending one
(1) trading day prior to the date a conversion notice is sent by the holder.

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

            During fiscal year 2003, convertible debt in the amount of $597,783 was converted to common stock resulting in the issuance of 115,707,464 shares of our common stock. As of December 31, 2003 and April 13, 2004, $917,371 and $757,234, respectively, in convertible debentures remain outstanding. Of this amount, approximately $432,234 is in default as of April 13, 2004. Because the holders of the debentures have a security interest in all of the Company's assets, this default could result in a foreclosure on our assets and a cease in our operations.

            Central Wireless entered into an Equity Line of Credit on October 24, 2003 with AJW Partners, AJW Qualified, AJW Offshore, New Millennium and Equilibrium. Under the Equity Line of Credit Agreement, the investors shall purchase up to Five Million Dollars ($5,000,000) of the Company's common stock during thirty-six (36) month commitment period. The investors' obligation to purchase the Company's common stock is subject to certain terms and conditions contained within the Equity Line of Credit, including that the SEC declare a registration statement relating to the shares of common stock sold under the Equity Line of Credit effective. Pursuant to the terms of the Equity Line of Credit, the Company may sell stock to the investors at a 13% discount to the average of three (3) lowest intra-day trading prices during the five (5) consecutive trading day period immediately following an advance notice. The Company may not submit an advance within ten (10) trading days of a prior advance notice. There are also limits on the amount of each advance notice. Based on our current stock price, trading volume and the investors' beneficial ownership of our common stock, we can only draw minimal amounts for every ten
(10) trading days.

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


Default Upon Senior Securities

            As of April 13, 2004, $757,234 in debentures, plus accrued and unpaid interest was due, and Central Wireless was in default on payment of $432,234 of these debentures. Because we are in default under the debenture agreements and other conditions exist as defined in the agreements, a penalty may apply which would increase the amount due by at least 30% in excess of the amounts previously due under the agreement. We have not paid the principal, interest and penalties we owe under these debentures, and we do not have the money to pay off the outstanding balances of the debentures. The Investors have not given notice to us of collection proceedings or other actions they intend to take with respect to the unpaid amounts.

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


The Investors

            Our lenders are the Investors, a group of four accredited investors who as of December 31, 2003, have purchased an aggregate of $1,575,000 in secured convertible debentures and warrants from Central Wireless under the 2001 Securities Purchase Agreement, the Letter Agreement and the 2002 Securities Purchase Agreement, August 2003 Securities Purchase Agreements and December 2003 Securities Purchase Agreement. All of the proceeds received from the Investors have been exhausted by us.

            The terms of our  agreements  with the Investors  place  substantial restrictions on our ability to take certain actions, and require us to comply with covenants in the 2001 Securities Purchase Agreement, the 2002 Securities Purchase Agreement, August 2003 Securities Purchase Agreements and December 2003 Securities Purchase Agreement and the related investment documents. The principal terms of our agreements with the Investors include the following:


Secured Convertible Debentures

            - Amount Sold - As of December 31, 2003, we have sold an aggregate of $1,575,000 in secured convertible debentures to the Investors under the 2001 Securities Purchase Agreement, the Letter Agreement and the 2002 Securities Purchase Agreement, August 2003 Securities Purchase Agreements and December 2003 Securities Purchase Agreement.

            - Interest Rate and Maturity - The interest rate on the debentures is 12%, or 15% if the debentures are in default. $274,525 in principal and $23,220 in interest became due on May 8, 2002, of which $1,875 was subsequently converted to common stock; $272,650 in principal plus accrued interest became due on July 30, 2002; $50,000 in principal plus accrued interest became due on March 29, 2003; $200,000 in principal plus accrued interest became due on July 12, 2003; and $200,000 in principal plus accrued interest became due on September 12, 2003. The interest rate on the debentures is 12%, or 15% if the debentures are in default. Outstanding principal as of December 31, 2003, which is currently in default is. $135,525 due August 2002, $20,000 due April 2003, $45,417 due July 2003, $191,429 due September 2003, and $200,000 due December 2003. In addition the following outstanding balances are not currently in default, $200,000 due August 2004, and $125,000 due December 2005.

            - Debentures - All Debentures except $325,000 which was issued in 2003 are currently in default. The Investors have not informed us of any collection proceedings or other actions they intend to take with respect to the unpaid amounts.

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


Covenants And Other Restrictions

            - Reservation and Registration of Shares - 200% of the number of shares of common stock that could be issued to the Investors upon full conversion of the debentures and full exercise of the warrants, must be reserved by us, and a Registration Statement must be filed and be declared effective by the Securities and Exchange Commission covering those shares for resale by the Investors. The Registration Statement must remain effective and available for the Investors to resell the shares of common stock received upon conversion of the debentures and exercise of the warrants. If the number of shares of common stock registered at any given time is inadequate, we are obligated to file an amended or new registration statement covering additional shares of common stock. The process of preparing and filing a registration statement is a time-consuming, costly process. Furthermore, it is a default under our agreements with the Investors if the Commission does not declare the registration statement effective within 90 days of the date of the debentures and warrants were issued. The Company filed a registration statement on Form SB-2 on December 31, 2003. This registration statement has not been declared effective by the Securities and Exchange Commission.

            - Listing and Eligibility - Our common stock must remain listed on the OTCBB or an equivalent exchange, and must remain eligible to file a Form SB-2 or S-1 Registration Statement.

            - Mergers, etc. - We are prohibited from merging or consolidating with or into another company or transferring all or substantially all of our assets to another company.

            - Lock Up Period - We cannot offer convertible debentures, warrants and other equity offerings similar to the securities sold under the 2002
Securities Purchase Agreement to any person without first offering such securities to the Investors, for a period beginning on July 12, 2002, and ending on the later of (i) 270 days from July 12, 2002, and (ii) 180 days from the date the Registration Statement is declared effective (the "Lock Up Period"). With certain exceptions, we also agreed not to conduct any equity financings (including debt with an equity component) during the period beginning on July 12, 2002, and ending 2 years after the end of the Lock-up Period unless we give the Investors an opportunity to participate in the offering on the same terms and conditions.

            - General - we must remain in compliance with all of our obligations under the 2001 Securities Purchase Agreement, the Letter Agreement, the 2002 Securities Purchase Agreement, the August 2003 Securities Purchase Agreement, the December 2003 Securities Purchase Agreement, and the convertible debentures and warrants issued under those agreements.

            - Security - we granted the Investors a first priority security interest in substantially all of our assets to secure our obligations under the 2001 Securities Purchase Agreement, the Letter Agreement, the 2002 Securities Purchase Agreement, the August 2003 Securities Purchase Agreement and the December 2003 Securities Purchase Agreement.

            - Pledge and Guaranty - Kenneth W. Brand, our Chief Executive Officer and Keith Roy Chrismon, our President and Chairman of the Board, each pledged the shares of common stock owned by them to the Investors, to ensure our obligations under the 2002 Securities Purchase Agreement and the related debentures and warrants.


Warrants

            - Amount Sold - As of December 31, 2003, we have sold warrants for an aggregate of 1,577,500 shares of common stock to the Investors under the 2001 Securities Purchase Agreement, the Letter Agreement, the 2002 Securities
Purchase Agreement, the August 2003 Securities Purchase Agreement and the December 2003 Securities Purchase Agreement.

            - Expiration Date - Warrants to purchase 15,000 shares of common stock expire May 8, 2004; warrants to purchase 15,000 shares of common stock expire July 30, 2004; warrants to purchase 2,500 shares of common stock expire March 29, 2005; warrants to purchase 40,000 shares of common stock expire July 12, 2005; and warrants to purchase 40,000 shares of common stock expire September 12, 2005; warrants to purchase 40,000 shares of common stock expire December 31, 2005; warrants to purchase 800,000 shares of common stock expire August 19, 2008; and warrants to purchase 625,000 shares of stock expire on December 15, 2003.

            - Exercise Price - The warrants are exercisable for shares of our common stock at the exercise price, which, for shares sold under the Letter Agreement and the 2001 Securities Purchase Agreement is calculated by a formula, and for shares sold under the 2002 Securities Purchase Agreement is a fixed price of $0.20 per share. The exercise price for shares sold under the Letter Agreement and the 2001 Securities Purchase Agreement is $0.05 per share. The exercise price for the warrants issued under the August 2003 Securities Purchase Agreement and the December 2003 Securities Purchase Agreement is $0.01.

Current Accounting Pronouncements

            In July 2001, the FASB issued SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The adoption of SFAS No. 143 did not have a material impact on the Company's financial statements.

            In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements for the years ended December 31, 2003 and 2002.

            In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The implementation of SFAS No. 146 did not have a material effect on the Company's financial statements for the years ended December 31, 2003 and 2002.

            In April 2003, the FASB issued SFAS No. 149, Amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of underlying to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The implementation of SFAS No. 149 did not have a material on the Company's financial statements.

            In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, the statement requires an issuer to classify certain instruments with specific characteristics described in it as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 is not expected to have a material effect on the Company's financial statements.

ITEM 7.  FINANCIAL STATEMENTS

            The consolidated financial statements of Central Wireless required by Regulation S-B are attached to this report. Reference is made to Item 13 below for an index to the financial statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            In November 2003, the Company changed its independent accountants from Bobbitt Pittenger & Company, P.A. to L.L. Bradford & Company, LLC. The Company has not had any disagreements with its prior or current accountants.

ITEM 8A. CONTROLS AND PROCEDURES


(A)         Evaluation Of Disclosure Controls And Procedures

            As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Principal Financial Officer (one person) of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer/Principal Accounting Officer has concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.


(B)         Changes In Internal Controls Over Financial Reporting

            In connection with the evaluation of the Company's internal controls during the Company's fourth fiscal quarter ended December 31, 2003, the Company's Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

            The following table includes the name, age, and position of each officer and director of Central Wireless, the date each became a director, and the term of office for each director.

                        DIRECTORS AND EXECUTIVE OFFICERS
                                       OF
                              CENTRAL WIRELESS INC.


Name                Age  Position                                     Director Since:  Term
----------------    ---  ----------------------------------------     --------------   -------------------------------
Kenneth W. Brand    59   Chief Executive Officer/Director, Acting     June 28, 2002    August 16, 2002 to next annual
                            CFO                                                         shareholders' meeting

Sharon R. Hetman    43   Secretary/Director                           June 28, 2002    August 16, 2002 to next annual
                                                                                        shareholders' meeting

Steven W. Troyan    41   Vice President of Construction/Director      June 28, 2002    August 16, 2002 to next annual
                                                                                        shareholders' meeting

Ronald A. Jones     56   Director                                     January 2003     Until next annual meeting



            There are no family relationships between or among the directors, executive officers or any other person. No director is a director of any company that files reports with the SEC, nor has he been involved in any bankruptcy proceedings, criminal proceedings, any proceeding involving any possibility of enjoining or suspending such director from engaging in any business, securities or banking activities, and has not been found to have violated, nor been accused of having violated, any federal or state securities or commodities laws.

            Central Wireless's directors are elected at the annual meeting of stockholders and hold office until their successors are elected. Central Wireless's officers are appointed by the Board of Directors and serve at the pleasure of the Board and are subject to employment agreements, if any, approved and ratified by the Board.

            Central Wireless does not currently have an audit committee, and the Board of Directors serves this function. Further, the Board does not have a financial expert, as defined by Regulation S-B Item 401. Central Wireless has not been able to attract a financial expert to serve on its Board of Directors. Central Wireless intends to seek a candidate to serve in this role.


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

Code Of Ethics

            On April 12, 2004, the Board of Directors of the Company adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with the Securities and Exchange Commission as an Exhibit to this Form 10-KSB.


Compliance With Section 16(a) Of The Exchange Act

            Based solely upon a review of Form 3, Form 4 and Form 5 filings furnished to the Company during the year ended December 31, 2003, certain written representations and shareholders who, to the best of our knowledge, hold 10 percent or more of our shares, during the year ended December 31, 2003, no director, officer or beneficial owner of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act failed to file as disclosed in Form 3 and 4 filings, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2003, except for Diversified Management, LLC., which the Company has been informed shall be filed shortly. The Company believes that the following individuals filed Forms 3 and 4 on an untimely basis:

            (1) Kenneth Brand

            (2) Michael Delin

            (3) Steve Troyan

            (4) Sharon Hetman

            (5) Robert Sandburg

            (6) Ronald Jones


ITEM 10. EXECUTIVE COMPENSATION

            The following table includes a summary of information concerning the compensation paid to our executive officers for each of our last three completed fiscal years for individuals still associated with the Company.


                                                                       SUMMARY COMPENSATION TABLE

                                                    Annual Compensation                  Long-Term Compensation
                                        ------------------------------------------   --------------------------------
                                                         Awards                                  Payments
                                        ------------------------------------------   --------------------------------
                                                                                                            All Other
Name and Principal Position    Year     Annual Salary   Stock Bonus   Options/Comp.  LTIP Awards     SARS     Payouts   Compensation
---------------------------    ----     -------------   -----------   ------------   -----------    -----     -------   ------------
                                            $               $                                                                $
                               2003            31,249        36,546                                                           67,795
Kenneth W. Brand               2002            37,916           -0-            -0-           -0-      -0-         -0-            -0-
                               2001               -0-           -0-            -0-           -0-      -0-         -0-            -0-
                               2000               -0-           -0-            -0-           -0-      -0-         -0-            -0-

                               2003             2,950                                                                          2,950
Michael S. Delin(1)            2002             8,082           -0-            -0-           -0-      -0-         -0-            -0-
                               2001               -0-           -0-            -0-           -0-      -0-         -0-            -0-
                               2000               -0-           -0-            -0-           -0-      -0-         -0-            -0-

Sharon R. Hetman               2002               791           -0-            -0-           -0-      -0-         -0-            -0-
                               2001               -0-           -0-            -0-           -0-      -0-         -0-            -0-
                               2000               -0-           -0-            -0-           -0-      -0-         -0-            -0-

                               2003            39,129        36,546                                                           75,675
Steven W Troyan                2002            37,916           -0-            -0-           -0-      -0-         -0-            -0-
                               2001               -0-           -0-            -0-           -0-      -0-         -0-            -0-
                               2000               -0-           -0-            -0-           -0-      -0-         -0-            -0-



------------

(1) Mr. Delin was the former Chief Financial Officer of the Company and now is a consultant to the Company.



Option Grants For Fiscal 2003

            No options were granted to our officers in 2003. All of these options expired without being exercised, and the options have been returned to the option pool. No stock appreciation rights were granted in 2002.


Director Compensation

            Our directors currently receive no compensation for their services. No director received compensation for expenses incurred in attending directors' meetings in 2003.


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Security Ownership Of Beneficial Owners

            As of the close of business on April 13, 2004, Central Wireless had 800,442,743 shares of common stock issued and outstanding, based upon information from our transfer agent. The following table sets forth as of that date, the name and the number of shares of our common stock, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 800,442,743 issued and outstanding shares of our common stock.



                          Security Ownership Of Certain Beneficial Owners as of April 13, 2004


Tiled of Class    Name and Address                         Amount and Nature of Beneficial Ownership     Percentage of Class(2)
--------------    ----------------                         -----------------------------------------     ----------------------
Common            Diversified Management, L.L.C.(3)         400,000,000        Direct                    49.97%
                  2033 Main Street, Suite 600
                  Sarasota, Florida 34237

Common            Kenneth W. Brand                           44,125,000        Direct                    5.33%
                  4333 South Tamiami Trail, Suite E
                  Sarasota, Florida 34231


Common            Robert Sandburg
                  9404 Sunny Oak Drive                       42,550,000        Direct                    5.32%
                  Riverview, Florida  33569

Common            Total                                     485,175,000        Direct                    60.61%



Security Ownership Of Management

            The following table sets forth as of April 13, 2004, the name and the number of shares of our common stock, held of record or beneficially by each of our officers and directors, and of all our officers and directors as a group.



                                                  Security Ownership Of Management
                                                                 Of
                                                       Central Wireless Inc.

                                                                                          Amount and Nature of         Percentage of
Title of Class        Name and Address                          Position                  Beneficial Ownership              Class(2)
--------------        ---------------------------------         ------------------        -----------------------      -------------
Common                Kenneth W. Brand                          Chief Executive
                      4333 South Tamiami Trail, Suite E         Officer/Director           42,625,001       Direct            5.33%
                      Sarasota, Florida 34231

Common                Sharon R. Hetman                          Secretary/
                      4333 South Tamiami Trail, Suite E         Director                    1,750,000       Direct                *
                      Sarasota, Florida 34231

Common                Steven W. Troyan                          Vice President of
                      4333 South Tamiami Trail, Suite E         Construction/Director       1,500,000       Direct                *
                      Sarasota, Florida 34231



                                                                                          Amount and Nature of         Percentage of
Title of Class        Name and Address                          Position                  Beneficial Ownership              Class(2)
--------------        ---------------------------------         ------------------        -----------------------      -------------
Common                Ronald Jones                              Director
                      4333 South Tamiami Trail, Suite E                                     1,100,000       Direct                *
                      Sarasota, Florida 34231

Common                Michael Delin                             Consultant
                      4333 South Tamiami Trail, Suite E                                    13,500,000       Direct            1.69%
                      Sarasota, Florida 34231

                      All officers and directors as a group(4)                             60,475,001       Direct            7.56%



------------

* Less than one percent.

(1) The group consists of four persons, Kenneth W. Brand, Sharon R. Hetman, Steven W. Troyan and Ronald Jones.

(2) Applicable percentage of ownership is based on 800,442,743 shares of common stock outstanding as of April 13, 2004, together with securities exercisable or convertible into shares of common stock within 60 days of April 13, 2004, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of April 13, 2004 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Note that affiliates are subject to Rule 144 and Insider trading regulations - percentage computation is for form purposes only.

(3) David Norris has investment and voting power over Diversified Management, L.L.C.


Securities Authorized For Issuance Under Equity Compensation Plan

            Central Wireless has authorized a total of 125,000,000 shares of authorization under Stock Option Plans. Of these shares, 116,000,000 shares have been issued. On March 6, 2003, the Company filed a Form S-8 registering 50,000,000 shares under a 2003 Stock Incentive Plan. On October 29, 2003, the Company filed a Form S-8 registering 75,000,000 shares under an additional Stock Incentive Plan. All 116,000,000 shares have been issued to various employees, consultants and a director of the Company.

            The following table sets forth the securities that have been authorized under equity compensation plans as of April 1, 2004.


                                                                                                                NUMBER OF SECURITIES
                                                                                                                REMAINING AVAILABLE
                                                                                                                 FOR FUTURE ISSUANCE
                                                               NUMBER OF SECURITIES                                 UNDER EQUITY
                                                                TO BE ISSUED UPON        WEIGHTED-AVERAGE       COMPENSATION PLANS
                                                                   EXERCISE OF          EXERCISE PRICE OF      (EXCLUDING SECURITIES
                                                               OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,     REFLECTED IN COLUMN
                                                               WARRANTS AND RIGHTS     WARRANTS AND RIGHTS             (a))
                                                               -------------------     -------------------      --------------------
                                                                      (a)                       (b)                     (c)

Equity compensation plans approved by security holders                           0     $                --                        --
Equity compensation plans not approved by security holders             116,000,000                   0.138                 9,000,000
                                                               -------------------     -------------------      --------------------
TOTAL                                                                                                0.138                 9,000,000
                                                               ===================     ===================      ====================


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Transactions Involving Construction Of Telecommunications Towers

            Sharon R. Hetman, a member of the board of directors of Central Wireless, is a party to two contracts with us, with respect to the construction of two telecommunications towers on certain properties owned or leased by Mrs. Hetman or an affiliate.

            Pursuant to its agreement with Mrs. Hetman, Central Wireless has begun preliminary zoning and engineering work to construct a 300 foot guy tower to be owned by Central Wireless. Mrs. Hetman has paid $135,000 in zoning and engineering costs related to construction of the tower. We have agreed to reimburse Mrs. Hetman the $135,000 in zoning and engineering costs which she fronted to begin preliminary construction work on the tower. We paid the second of three $45,000 cash installments to Mrs. Hetman from the proceeds received from the 2002 Securities Purchase Agreement. In January 2003, 1,500,000 shares of our common stock were issued to Mrs. Hetman in consideration of the last $45,000 installment. As of December 31, 2003, management has determined that the contractual rights and related improvements have no future economic value, and accordingly have written off the entire $135,000 as impairment on tower site and improvement costs.

            Pursuant to the second contract dated January 9, 2002, we will construct a 200 foot monopole that Mrs. Hetman or an affiliate will own, for an approximate price of $187,000. As of November 8, 2002, we have final plans on this monopole.

            All agreements with Ms. Hetman were entered into as though she was an unaffiliated third-party and no additional or preferential treatment was given to Ms. Hetman. Central Wireless will generate revenue from leasing the tower space. This revenue will be recurring monthly, with average monthly revenue of $1,800 to $2,000 per carrier.

            During 2003 it was determined that there would be no possibility of completing the contracts for these site and therefore the amount has been written off as an impaired asset.


CareMart Asset Sale

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

            In fiscal 2001, we repaid the November 1, 2000 Curtis Note in its entirety. On June 10, 2002, we issued 210,000 shares of our common stock to Mr. Curtis in exchange for Mr. Curtis' agreement to cancel the January 1, 2001 and October 1, 2001 Curtis Notes and forgive the $200,000 in principal and all outstanding interest.


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

            The Company's Board of Directors approved the transaction by unanimous written consent. Central Wireless has no further obligations to Messrs. Sandburg, Brand or Delin under the Share Exchange Agreement. Alliance Towers is a reporting company and is publicly traded on the pink sheets. The 100,000,000 shares represented 8.8% of the 1,133,672,000 outstanding shares of Alliance Towers. Alliance Towers has operations and the value was determined considering the low stock price of Central Wireless common stock. The issuance was recorded as an asset on the balance sheet as an Investment in Alliance Towers.

Letter Of Agreement With Alliance Towers, Inc.

            Central Wireless and Alliance Towers, Inc. entered into a Letter of Agreement to perform design and construction services for Alliance Towers, Inc. Pursuant to the agreement, Alliance Towers' construction plans would include Central Wireless doing the site acquisition for the Company and also construction management of the tower(s) being built for Alliance Towers. Estimated revenues from each tower include $8,500 for site acquisition, $1,500 to $5,000 for zoning services and $20,000 construction management fee, for a total of approximately $30,000 to $33,500 per tower.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

            (a)         Documents Filed As Part Of This Report:

            See Index to Consolidated Financial Statements attached, which are filed as part of this report.

            (b)         Reports On Form 8-K:

            During the 4th quarter of 2003, Central Wireless filed the following Current Reports on Form 8-k.:

            On December 1, 2003, the Company filed a current report of Form 8-K relating to the change in the Company's independent accountants from Bobbitt Pittenger & Company, P.A. to L.L. Bradford & Company, LLC. On December 16,2003 and December 31, 2003, the Company filed amendments to its Form 8-K relating to this change in the Company's independent accountants.

             (c)        Exhibits.


Exhibit No. DESCRIPTION
----------  --------------------------------------------------------------------
2.1 Asset Purchase Agreement dated June 28, 2002 by and among e resources inc, KRC Communications, Inc. and Keith Roy Chrimson(9)

3.1 Articles of Incorporation, filed with the Utah Secretary of State on March 8, 1987(8)

3.2 Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on February 3, 1995(8)

3.3 Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on June 9, 1999(8)

3.4 Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on February 7, 2000(8)

3.5 Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on March 24, 2000(8)

3.6 Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on August 21, 2002(1)

3.7         First Amended and Restated Bylaws of the Company (3)

3.8 Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State in October, 2003(11)

4.1         Securities Purchase Agreement, dated May 8, 2001(2)

4.2         Form of Secured Convertible Debenture, dated May 8, 2001(2)

4.3         Form of Stock Purchase Warrant, dated May 8, 2001(2)

4.4         Registration Rights Agreement, dated May 8, 2001(2)

4.5         Security Agreement, dated May 8, 2001(2)

4.6         Guaranty and Pledge Agreement, dated May 8, 2001(2)

4.7         Form of Secured Convertible Debenture, dated July 30, 2001(3)

Exhibit No. DESCRIPTION
----------  --------------------------------------------------------------------
4.8         Form of Stock Purchase Warrant, dated July 30, 2001(3)

4.9         Letter Agreement, dated March 29, 2002(3)

4.10        Form of Secured Convertible Debenture, dated March 29, 2002(3)

4.11        Form of Stock Purchase Warrant, dated March 29, 2002(3)

4.12        Security Agreement, dated March 29, 2002(3)

4.13        Securities Purchase Agreement, dated July 12, 2002(4)

4.14        Form of Secured Convertible Debenture, dated July 12, 2002(4)

4.15        Form of Stock Purchase Warrant, dated July 12, 2002(4)

4.16        Registration Rights Agreement, dated July 12, 2002(4)

4.17        Security Agreement, dated July 12, 2002(4)

4.18        Form of Guaranty and Pledge Agreement, dated July 12, 2002(4)

4.19        Letter Agreement, dated November 5, 2002(12)

4.20        Securities Purchase Agreement, dated August 19, 2003(11)

4.21        Form of Secured Convertible Debenture, dated August 19, 2003(11)

4.22        Form of Stock Purchase Warrant, dated August 19, 2003(11)

4.23        Registration Rights Agreement, dated August 19, 2003(11)

4.24        Security Agreement, dated August 19, 2003(11)

4.25        Intellectual Property Security Agreement, dated August 19, 2003(11)

4.26        Registration Rights Agreement, dated October 24, 2003(11)

4.27        Private  Equity  Line Funds  Escrow  Agreement,  dated  October  24,
            2003(11)

4.28        Private Equity Line of Credit Agreement, dated October 24, 2003(11)

4.29        Securities Purchase Agreement, dated December 15, 2003(13)

4.30        Form of Secured Convertible Debenture, dated December 15, 2003(13)

4.31        Form of Stock Purchase Warrant, dated December 15, 2003(13)

4.32        Registration Rights Agreement, dated December 15, 2003(13)

4.33        Security Agreement, dated December 15, 2003(13)

4.34        Intellectual   Property  Security  Agreement,   dated  December  15,
            2003(13)

Exhibit No. DESCRIPTION
----------  --------------------------------------------------------------------

10.1 Asset Purchase Agreement dated October 14, 2003 between the Company and Diversified Management, L.L.C.(11)

14.1        Code of Ethics(14)

23.1        Consent of L.L. Bradford & Company, LLC(14)

31.1 Certification by Chief Executive Officer/Principal Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(14)

32.1 Certification by Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002(14)

99.1 Share Exchange Agreement effective as of February 20, 2003 by and among Central Wireless, Inc., Kenneth W. Brand, Robert Sandburg and Michael Delin(10)

99.2 Letter of Agreement between Central Wireless, Inc. and Alliance Towers, Inc.(14)


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

(11) Filed with the Commission on November 18, 2003 as an attachment to our Form 10-QSB and incorporated by reference.

(12) Filed with the Commission on December 9, 2002 as an attachment to our Form SB-2/A and incorporated by reference.

(13) Filed with the Commission on December 31, 2003 as an attachment to our Form SB-2 and incorporated by reference

(14)        Provided herewith.



ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

            (1) Audit Fees. The Company will pay L.L. Bradford & Company, LLC audit fees of $14,750 for the audit of fiscal year 2003. The Company audit fees of $10,000 for the audit of fiscal year 2002 to Hein & Associates.

            (2) Audit - Related Fees. The Company has paid Bobbitt Pittenger & Company, P.A. audit related fees of $5,400 in 2003 for quarterly statement review. The Company paid Hein & Associates $17,468 in 2002 for quarterly statement review.

            (3) Tax Fees. The Company has not paid any amounts for tax services in 2003 or 2002.

            (4) All Other Fees. The Company has paid Hein & Associates fees of $5,200 in 2002 and $9,122 in 2003 relating to other services, including services related to the filing of the Cocmpany's Form SB-2 registration statement.

            (5) Audit Committee pre-approval policies and procedures. The Company's board of directors, which acts as the Company's audit committee, approved the engagement of L.L. Bradford & Company, LLC.


                                   SIGNATURES

            Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 14, 2004               CENTRAL WIRELESS INC.

                                     BY: /S/ KENNETH W. BRAND
                                        -------------------------------------
                                        PRINTED NAME: KENNETH W. BRAND
                                        TITLES: DIRECTOR AND
                                                CHIEF EXECUTIVE OFFICER,
                                                PRINCIPAL ACCOUNTING OFFICER

                                     BY: /S/ SHARON R. HETMAN
                                         ------------------------------------
                                         PRINTED NAME: SHARON R. HETMAN
                                         TITLES:       DIRECTOR AND SECRETARY

                                     BY: /S/ STEVEN W. TROYAN
                                         ------------------------------------
                                         PRINTED NAME: STEVEN W. TROYAN
                                         TITLES:       DIRECTOR AND VICE
                                                       PRESIDENT - CONSTRUCTION

                             CENTRAL WIRELESS, INC.

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2003



        (With Report of Independent Certified Public Accountants Thereon)



                          L.L. Bradford & Company, LLC
                   Certified Public Accountants & Consultants



                             CENTRAL WIRELESS, INC.
                              FINANCIAL STATEMENTS


                                TABLE OF CONTENTS


                                                                   PAGE NO.
                                                                   --------

Reports of Independent Certified Public Accountants                  F-2

Financial statements

      Balance sheet                                                  F-4

      Statements of operations                                       F-5

      Statements of comprehensive loss                               F-6

      Statement of stockholders' deficit                             F-7

      Statements of cash flows                                       F-9

      Notes to financial statements                                  F-10

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Central Wireless, Inc.
(A Development Stage Company)
Sarasota, Florida

We have audited the accompanying balance sheet of Central Wireless, Inc. as of December 31, 2003, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central Wireless, Inc. as of December 31, 2003, and the results of its activities and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations and current liabilities exceed current assets, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



L.L. Bradford & Company, LLC
March 19, 2004
Las Vegas, Nevada

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



HEIN + ASSOCIATES LLP

Dallas, Texas
March 5, 2003

                             CENTRAL WIRELESS, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2003

                                     ASSETS

Current assets
     Cash                                                                                     $     4,467
     Accounts receivable-related party                                                            523,313
     Costs and estimated earnings in excess of billings
        on uncompleted contracts                                                                   15,440
     Inventory                                                                                    157,750
     Prepaid expense                                                                                4,815
                                                                                              -----------
        Total current assets                                                                      705,785

Investment in Alliance Towers, Inc.                                                             4,000,000
                                                                                              -----------
Total assets                                                                                  $ 4,705,785
                                                                                              ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable and accrued liabilities                                                 $   675,838
     Due to stockholder                                                                            24,568
     Convertible debentures payable-related parties - current portion, net of
        discounts on conversion features                                                          782,654
                                                                                              -----------
           Total current liabilities                                                            1,483,060

     Convertible notes payable-related parties - long-term portion, net of
        discounts on conversion features                                                          113,488
                                                                                              -----------
Total liabilities                                                                               1,596,548

Commitments and contingencies                                                                          --

Stockholders' equity
     Preferred stock; no par value; 10,000,000 shares
        authorized, no shares issued an outstanding                                                    --
     Common stock; $0.001 par value; 2,000,000,000 shares
        authorized, 753,159,566 shares issued and outstanding                                     753,159
     Additional paid-in capital                                                                 7,471,943
     Accumulated other comprehensive income                                                     2,000,000
     Accumulated deficit prior to the development stage                                        (3,557,147)
     Accumulated deficit during the development stage                                          (3,558,718)
                                                                                              -----------
        Total stockholders' equity                                                              3,109,237
                                                                                              -----------
Total liabilities and stockholders' equity                                                    $ 4,705,785
                                                                                              ===========

    The accompanying notes are an integral part of these financial statements

                             CENTRAL WIRELESS, INC.
                            STATEMENTS OF OPERATIONS


                                                           For the year ended December 31,   January 1, 2002
                                                           ------------------------------         through
                                                                 2003            2002        December 31, 2003
                                                           -------------   ---------------   ----------------
Revenues                                                      $ 603,254              $ --            603,254

Cost of revenues                                                579,181                --            579,181
                                                           -------------   ---------------   ----------------

     Gross profit                                                24,073                --             24,073

Operating expenses
     General and administrative expenses
        Professional and consulting                           1,804,727            49,700          1,854,427
        Other general and administrative                        372,160           327,196            699,356
                                                           -------------   ---------------   ----------------
     Total general and administrative expenses                2,176,887           376,896          2,553,783
                                                           -------------   ---------------   ----------------

Loss from operations                                         (2,152,814)         (376,896)        (2,529,710)

Other income (expense)
     Impairment on tower site and improvement costs            (135,000)               --           (135,000)
     Cancellation of debt                                       115,314                --            115,314
     Interest expense                                          (608,186)         (155,651)          (763,837)
     Other income                                                13,240                --             13,240
                                                           -------------   ---------------   ----------------

Loss before provision for income taxes                       (2,767,446)         (532,547)        (3,299,993)

Provision for income taxes                                           --                --                 --
                                                           -------------   ---------------   ----------------

Net loss from continuing operations                          (2,767,446)         (532,547)        (3,299,993)

Discontinued operations
     Loss from operations of discontinued divisions                  --          (266,177)          (266,177)
     Gain on disposal of discontinued divisions                      --             7,452              7,452
                                                           -------------   ---------------   ----------------
Loss from discontinued operations                                    --          (258,725)          (258,725)
                                                           -------------   ---------------   ----------------

Net loss                                                   $ (2,767,446)       $ (791,272)      $ (3,558,718)
                                                           =============   ===============   ================
Earning per share
     Loss from continuing operations                            $ (0.01)          $ (0.14)           $ (0.02)
     Loss from discontinued operations                               --             (0.07)             (0.00)
                                                           -------------   ---------------   ----------------
     Net loss                                                   $ (0.01)          $ (0.21)           $ (0.02)
                                                           =============   ===============   ================

Basic and diluted weighted average
     common shares outstanding                              284,346,322         3,805,440        144,075,881
                                                           =============   ===============   ================

    The accompanying notes are an integral part of these financial statements

                             CENTRAL WIRELESS, INC.
                        STATEMENTS OF COMPREHENSIVE LOSS


                                                            For the year ended December 31,  January 1, 2002
                                                           -------------------------------       through
                                                                2003            2002         December 31, 2003
                                                           -------------   ---------------   -----------------
Net loss                                                   $  (2,767,446)  $      (791,272)  $     (3,558,718)

Other comprehensive income, net of tax
     Unrealized gain on investment in Alliance
        Towers, Inc.                                           2,000,000                --          2,000,000
                                                           -------------   ---------------   ----------------
     Total other comprehensive income, net of tax              2,000,000                --          2,000,000
                                                           -------------   ---------------   ----------------

Total comprehensive loss                                   $    (767,446)  $      (791,272)  $     (1,558,718)
                                                           =============   ===============   ================

    The accompanying notes are an integral part of these financial statements

                             CENTRAL WIRELESS, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                                         Accumulated
                                                   Common Stock                                          Accumulated       Deficit
                                      --------------------------------    Additional                         Other      Prior to the
                                          Number of                        Paid-in         Treasury      Comprehensive   Development
                                           Shares          Amount          Capital          Stock          Income           Stage
                                      ----------------  --------------  --------------  --------------  --------------  ------------
Balance, January 1, 2002                1,199,448    $      1,199    $  2,142,222            --              --     $ (3,557,147)

Common stock issued for services          888,720             889         132,111            --              --             --

Conversion of payables                  1,138,954           1,139         763,152            --              --             --
and debentures

Beneficial conversion feature                --              --           515,213            --              --             --
of debentures and


Stock issue for
acquisition of assets                   4,150,000           4,150          (4,150)           --              --             --

Treasury stock acquired                (1,250,000)         (1,250)          1,250         (20,000)           --             --

Net loss                                     --              --              --              --              --             --
                                     ------------    ------------    ------------    ------------    ------------   ------------

Balance, December 31, 2002              6,127,122           6,127       3,549,798         (20,000)           --       (3,557,147)

Conversion of                         115,707,464         115,707         482,076            --              --             --
debentures-related parties

Common stock issued for               400,000,000         400,000        (160,000)           --              --             --
 acquisition of inventory

Common stock issuced
for services                          118,824,980         118,825       1,536,175            --              --             --

Common stock issued for
 accounts payable and
    accrued liabilities                 9,452,651           9,453         125,276            --              --             --

Common stock issued for                 3,047,349           3,047          31,224            --              --             --
due to related party

Common stock issued for
investment in Alliance
   Towers, Inc.                       100,000,000         100,000       1,900,000            --              --             --

Beneficial conversion feature
on convertible notes
   payable-related parties,                  --              --            27,394            --              --             --
and related warrants

Cancellation of Treasury Stock               --              --           (20,000)         20,000            --             --

Other comprehensive                          --              --              --              --         2,000,000           --
 income, net of tax

Net loss                                     --              --              --              --              --             --
                                     ------------    ------------    ------------    ------------    ------------   ------------

Balance, December 31, 2003            753,159,566    $    753,159    $  7,471,943    $       --      $  2,000,000   $ (3,557,147)
                                     ============    ============    ============    ============    ============   ============


    The accompanying notes are an integral part of these financial statements

                             CENTRAL WIRELESS, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (continued)


                                             Accumulated
                                               Deficit
                                              During The               Total
                                             Development           Stockholders'
                                                Stage                 Equity
                                         --------------------  ---------------------
Balance, January 1, 2002                                  --             (1,413,726)

Common stock issued for services                          --                133,000

Conversion of payables                                    --                764,291
and debentures

Beneficial conversion feature                             --                515,213
of debentures and   related warrants


Stock issue for acquisition of assets                     --                     --

Treasury stock acquired                                   --                (20,000)

Net loss                                            (791,272)              (791,272)
                                         --------------------  ---------------------

Balance, December 31, 2002                          (791,272)              (812,494)

Conversion of                                             --                597,783
debentures-related parties

Common stock issued for                                   --                240,000
 acquisition of inventory

Common stock issuced for services                         --              1,655,000

Common stock issued for
 accounts payable and
    accrued liabilities                                   --                134,729

Common stock issued for                                   --                 34,271
due to related party

Common stock issued for
investment in Alliance
   Towers, Inc.                                           --              2,000,000

Beneficial conversion feature
on convertible notes
   payable-related parties,                               --                 27,394
and related warrants

Cancellation of Treasury Stock                            --                     --

Other comprehensive                                       --              2,000,000
 income, net of tax

Net loss                                          (2,767,446)            (2,767,446)
                                         --------------------  ---------------------

Balance, December 31, 2003                      $ (3,558,718)            $3,109,237
                                         ====================  =====================

                             CENTRAL WIRELESS, INC.
                            STATEMENTS OF CASH FLOWS


                                                                      For the year ended December 31,      January 1, 2002
                                                                      -------------------------------            through
                                                                          2003            2002             December 31, 2003
                                                                      -----------    ----------------     ------------------
Cash flows from operating activities:
    Net loss                                                          $(2,767,446)   $  (791,272)             (3,558,718)
    Adjustments to reconcile net loss to net
     cash used by operating activities:
       Stock based compensation                                         1,655,000        133,000                1,788,000
       Amortization of beneficial conversion features of debentures
          and related warrants                                            532,699        108,779                  641,478
       Salaries paid by addition to notes payable                            --           88,720                   88,720
       Impairment on tower site and improvement costs                     135,000           --                    135,000
    Changes in operating assets and liabilities:
       Accounts receivable                                               (523,313)         7,789                 (515,524)
       Prepaid expenses                                                    (2,815)          --                     (2,815)
       Costs and estimated earnings in excess of billings
          on uncompleted contracts                                        (15,440)          --                    (15,440)
       Inventory                                                           82,250           --                     82,250
       Bank overdraft                                                        --          (10,781)                 (10,781)
       Accounts payable and accrued expenses                              466,316        126,331                  592,647
       Other                                                                 --           31,411                   31,411
                                                                      -----------    -----------              -----------
          Net cash used by operating activities                          (437,749)      (306,023)                (743,772)

Cash flows from investing activities:
    Site acquisition deposit                                                 --         (135,000)                (135,000)
                                                                      -----------    -----------              -----------
          Net cash used by investing activities                              --         (135,000)                (135,000)

Cash flows from financing activities:
    Change in due to stockholder                                           58,839           --                     58,839
    Proceeds from convertible debentures-related parties                  325,000        519,400                  844,400
    Treasury stock purchase                                                  --          (20,000)                 (20,000)
                                                                      -----------    -----------              -----------
          Net cash provided by financing activities                       383,839        499,400                  883,239
                                                                      -----------    -----------              -----------

Net increase (decrease) in cash                                           (53,910)        58,377                    4,467

Cash, beginning of period                                                  58,377             --                       --
                                                                      -----------    -----------              -----------

Cash, end of period                                                   $     4,467    $    58,377              $     4,467
                                                                      ===========    ===========              ===========

Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                        $      --      $      --                  $      --
                                                                      ===========    ===========              ===========
    Cash paid for interest                                            $      --      $     9,780              $     9,780
                                                                      ===========    ===========              ===========

Schedule of non-cash operating, investing and financing activities:
    Conversion of debentures and payables to common stock             $      --      $   764,291              $   764,291
                                                                      ===========    ===========              ===========

    Issuance of 400,000,000 shares of common stock for
       acquisition of inventory                                       $   240,000    $        --              $   240,000
                                                                      ===========    ===========              ===========

    Issuance of 100,000,000 shares for investment in Alliance
       Towers, Inc.                                                   $ 2,000,000    $        --              $ 2,000,000
                                                                      ===========    ===========              ===========

    Issuance of 9,452,651 shares of common stock for accounts
       payable and accrued liabilities                                $   134,729    $        --              $   134,729
                                                                      ===========    ===========              ===========

    Issuance of 3,047,349 shares of common stock for due
       to related party                                               $    34,271    $        --              $    34,271
                                                                      ===========    ===========              ===========

    Issuance of common stock for conversion of debentures             $   597,783    $        --              $   597,783
                                                                      ===========    ===========              ===========

    The accompanying notes are an integral part of these financial statements

                             CENTRAL WIRELESS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES
   --------------------------------------------------------------------

   Description of business - Central Wireless Inc. (A Development Stage Company) (hereinafter referred to as the "Company"), which is composed of the companies described below, was engaged in the creation and development of marketing, media and communications solutions. The Company's operations were composed of Vista, a multi-media production company, which included video streaming on the Internet, and Care Mart, which sold medical supplies over the Internet. The operations of Vista and Care Mart were ceased in 2002 and have been presented on a discontinued operations basis. The Company is considered to have re-entered the development stage on January 1, 2002.

   As of December 31, 2003, the Company is in the start-up phase of a business engaged in the development and construction of towers for the transmission of broadband, cellular and other wireless communications signals. Customers consist primarily of individuals, businesses, and broadband and wireless carriers desiring to lease or own their own towers. The Company entered this industry through the acquisition on June 28, 2002 of certain assets from KRC Communications, Inc., a Florida corporation ("KRC"). As a result of the acquisition of the assets from KRC, effective control of the Company changed, new officers were elected and new management was appointed (See Note 10). The assets acquired from KRC consisted primarily of nine communications site agreements, pursuant to which the Company agreed to construct eight cellular communications towers for the contracting parties (customers) and one tower that is to be constructed and owned by the Company. As of January 28, 2003, final plans had been completed for the Company's tower and for one customer tower and preliminary zoning and engineering work has been completed for one of the other seven customer towers.

   Going concern - The Company incurred a net loss of approximately $2,767,000 for the year ended December 31, 2003. The Company's current liabilities exceed its current assets by approximately $777,275 as of December 31, 2003. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to continue to fund its operations in the short term with a combination of debt and equity financing, as well as revenue from operations in the long term.

   The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

   Amended articles of incorporation - In October 2003, a Certificate of Amendment to the Articles of Incorporation changed the number of authorized shares of common stock from 250,000,000 to 2,000,000,000.

   Reverse stock split - On July 26, 2002, each 20 shares of the Company's common stock that were issued and outstanding or reserved for issuance by the Company, were exchanged for one share of common stock. The share amounts in the accompanying financial statements and notes give effect to this reverse split as if it occurred at the beginning of the earliest period presented.

   Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

1.  DESCRIPTION  OF  BUSINESS,  HISTORY  AND  SUMMARY  OF  SIGNIFICANT  POLICIES
    ----------------------------------------------------------------------------
    (continued)

    Revenue and expense recognition - The Company recognized revenue from the discontinued operations described in Note 1 when services were provided or at the time product was shipped to the customer.

    Revenues from fixed-price construction contracts are recognized on the percentage-of-completion method, which is measured by the percentage of cost incurred to date to estimated total cost of each contract. This method is used because management considers the percentage of cost incurred to date to estimated total cost to be the best available measure of progress on the contracts.

    Contract costs include all direct material and labor costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Change in job performance, job conditions, and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

    The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts", represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts", represents billings in excess of revenues recognized. Claims are included in revenues when realization is probable and the amount can be reliably estimated.

    Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used.

    Inventory - Inventory is stated at the lower of cost or market. Cost is principally determined by using the average cost method. Inventory consists of disassembled steel towers held for future construction and sale or lease. The Company's management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required.

    Investment in Alliance Towers, Inc. - Investment in Alliance Towers, Inc. ("Alliance") consist of available-for-sale unregistered common stock of Alliance Towers, Inc. (see Note 5). These securities are valued at current market value as determined by published market quotes. There were no realized gains and losses in 2003 and 2002 using the specific identification method. Unrealized holding gains as of 2003 and 2002 of $2,000,000 and $-0-, respectively, are included as a separate component of stockholder's equity until realized.

    Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

    As of December 31, 2003, the Company has available net operating loss carryovers that will expire in various periods through 2023. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

1.  DESCRIPTION  OF  BUSINESS,  HISTORY  AND  SUMMARY  OF  SIGNIFICANT  POLICIES
    ----------------------------------------------------------------------------
    (continued)

    Stock-based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

    There were no options granted during the fiscal years ended December 31, 2003 and 2002.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

    Fair value of financial instruments - The carrying amounts and estimated fair values of the Company's notes payable-related parties and convertible note payable-related party at December 31, 2003 are as follows:

                                                          Carrying     Estimated
                                                           Amounts    Fair Value
                                                     -------------   -----------
    Convertible debentures-related parties
    including accrued interest                       $   1,107,423   $ 1,099,139

    The estimated fair values of the Company's long-term liabilities were based on quoted market rates. The carrying values of all other financial instruments approximate their fair value as of December 31, 2003.

    Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is antidilutive. For the years ended December 31, 2002 and 2001 no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

    New accounting pronouncements - In July 2001, the FASB issued SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The adoption of SFAS No. 143 did not have a material impact on the Company's financial statements.

    In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements for the years ended December 31, 2003 and 2002.

1.  Description  of  business,  HISTORY  and  summary  of  significant  policies
    ----------------------------------------------------------------------------
    (continued)

    New accounting pronouncements (continued) - In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The implementation of SFAS No. 146 did not have a material effect on the Company's financial statements for the years ended December 31, 2003 and 2002.

    In April 2003, the FASB issued SFAS No. 149, Amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of underlying to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The implementation of SFAS No. 149 did not have a material on the Company's financial statements.

    In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, the statement requires an issuer to classify certain instruments with specific characteristics described in it as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 is not expected to have a material effect on the Company's financial statements.

2.  ACCOUNTS RECEIVABLE-RELATED PARTY
    ---------------------------------

    As of December 31, 2003, accounts receivable-related party totaling $523,313 were due from Alliance (see Note 5). As a general contractor, the Company completed the construction of three towers and began the construction on a forth tower (see Note 3) on behalf of Alliance in December 2003 for which it recognized all of its current year revenues totaling $603,254 for the year ended December 31, 2003.

3.  COSTS, BILLINGS, AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS
    ----------------------------------------------------------------

    Costs, billings, and estimated earnings on uncompleted contracts with Alliance (see Note 5) as of December 31, 2003, consist of the following:

    Costs incurred on uncompleted contracts          $       13,783
    Estimated earnings                                        1,657
                                                     --------------
                                                             15,440
    Less: billings to date                                       --
                                                     --------------

                                                     $       15,440
                                                     ==============

    ----------------------------------------------------------------

    Included in the accompanying combined balance sheet is the following caption:

     Costs and estimated earnings in excess of billings
        on uncompleted contracts                                   $      15,440
     Billings in excess of costs and estimated earnings
        on uncompleted contracts                                             --
                                                                   -------------

                                                                   $      15,440
                                                                   =============

4.  INVENTORY
    ---------

    In October 2003, the Company issued 400,000,000 shares of the Company's common stock to a third party for eight steel towers which were disassembled and held by the Company for sale or lease. During December, the Company constructed and sold three of the towers to Alliance. The remaining five disassembled towers total $150,000 as of December 31, 2003.

5.  INVESTMENT IN ALLIANCE TOWERS, INC.
    -----------------------------------

    During February 2003, the Company entered into a Share Exchange Agreement with the Company's CEO and two other individuals whereby the Company agreed to exchange 100,000,000 unregistered common shares of Alliance from these individuals in exchange for 100,000,000 shares of the Company's common stock. On the date of the transaction both Alliance's and the Company's shares were trading at $0.02 per share. Accordingly, the Company recorded the value of the investment at $2,000,000. The Company has classified this marketable security as an available for sale security and accordingly, records the investment at fair market value, or $4,000,000 as of December 31, 2003. Accordingly, the Company recorded an unrealized gain on investment in Alliance totaling $2,000,000, which has been reported as other comprehensive income.

6.  TOWER SITE AND IMPROVEMENT COSTS
    --------------------------------

    During 2002, the Company paid $135,000 to a director of the Company to acquire the contractual rights and related improvements to a tower site located in Parish, Florida. The Company estimates the additional cost to build the tower and place it in service to be approximately $100,000.

    As of December 31, 2003,  management  has  determined  that the  contractual rights and related improvements have no future economic value, and accordingly have written off the entire $135,000 as impairment on tower site and improvement costs.

7.  CONVERTIBLE DEBENTURES-RELATED PARTIES, NET OF DISCOUNTS
    --------------------------------------------------------

    Convertible debentures-related parties, net of discounts consists of the following as of December 31, 2003:

    Convertible     debenture     payable    to    stockholders,
    collateralized  by  the  Company's  assets,   with  interest
    payable  quarterly  at a rate  of  12%,increasing  to 15% on default,  in  default  prior to  conversions  in  2003.  The debenture  is  convertible  at the lesser of $0.03 or 50% of the lowest  three bid prices  over the twenty  trading  days prior to  conversions.  The  debenture  has 15,000  attached warrants  to  purchase  the  Company's  common  stock at the lesser  of $0.50 or the  average  of the  lowest  three  bid prices over the twenty  trading days prior to exercise.  The
    Company  recorded  the  estimated  value  of the  conversion feature and  warrants  (total of  $190,000) as a discount to the debt which was amortized and charged to interest through the year ended December 31, 2001 under the interest  method.
    During 2003 and 2002, $265,629 and $8,896, respectively,  of the note balance has been converted into common stock of the
    Company.                                                       $          --

    --------------------------------------------------------

    Convertible     debenture     payable    to    stockholders,
    collateralized  by  the  Company's  assets,   with  interest
    payable  quarterly  at a rate  of  12%,increasing  to 15% on default,  currently in default. The debenture is convertible at the lesser of $0.03 or 50% of the lowest three bid prices over the  twenty  trading  days  prior to  conversions.  The debenture  has 15,000  attached  warrants  to  purchase  the
    Company's common stock at the lesser of $0.50 or the average of the lowest three bid prices over the twenty  trading days prior to exercise.  The Company recorded the estimated value of the conversion  feature and warrants  (total of $150,500)
    as a discount to the debt which was amortized and charged to interest  through the year ended December 31, 2001 under the interest  method.  During 2003 and 2002,  $143,000  and $--, respectively,  of the note balance has been  converted  into common  stock of the Company.  As of December 31, 2003,  the holders  have not  notified  the Company of their  intent to
    advance the maturity date of the note.                               131,525

    Convertible     debenture     payable    to    stockholders,
    collateralized  by  the  Company's  assets,   with  interest
    payable  quarterly  at a rate  of  12%,increasing  to 15% on default,  currently in default. The debenture is convertible at the lesser of $0.50 or 50% of the lowest three bid prices over the  twenty  trading  days  prior to  conversions.  The debenture  has  2,500  attached  warrants  to  purchase  the
    Company's  common stock at a price per share that fluctuates depending  on the  current  market  price to  exercise.  The
    Company  recorded the estimated value of the conversion fees and  warrants  (total of  $35,310) as a discount to the debt which was amortized and charged to interest through the year ended  December 31, 2002 under the interest  method.  During
    2003 and 2002,  $30,000 and $--,  respectively,  of the note balance has been converted into common stock of the Company.
    As of December 31,  2003,  the holders have not notified the
    Company of their intent to advance the maturity  date of the
    note.                                                                 20,000

    Convertible     debenture     payable    to    stockholders,
    collateralized  by  the  Company's  assets,   with  interest
    payable  quarterly  at a rate  of  12%,increasing  to 15% on default,  currently in default. The debenture is convertible at the lesser of $0.50 or 50% of the lowest three bid prices over the  twenty  trading  days  prior to  conversions.  The debenture  has 40,000  attached  warrants  to  purchase  the
    Company's  common  stock  at the  lesser  of  $0.025  or the average  of the  lowest  three bid  prices  over the  twenty trading  days prior to  exercise.  The Company  recorded the estimated  value of the conversion  fees and warrants (total of $200,000)  as a discount to the debt which was  amortized and charged to interest  through the year ended December 31,
    2003  under  the  interest  method.  During  2003 and  2002,
    $154,583 and $--, respectively, of the note balance has been converted  into common stock of the Company.  As of December
    31, 2003, the holders have not notified the Company of their
    intent to advance the maturity date of the note.                      45,417

    Convertible     debenture     payable    to    stockholders,
    collateralized  by  the  Company's  assets,   with  interest
    payable  quarterly  at a rate  of  12%,increasing  to 15% on default,  currently in default. The debenture is convertible at the lesser of $0.50 or 50% of the lowest three bid prices over the  twenty  trading  days  prior to  conversions.  The debenture  has 40,000  attached  warrants  to  purchase  the
    Company's  common  stock  at the  lesser  of  $0.025  or the average  of the  lowest  three bid  prices  over the  twenty trading  days prior to  exercise.  The Company  recorded the estimated  value of the conversion  fees and warrants (total of $200,000)  as a discount to the debt which was  amortized and charged to interest  through the year ended December 31,
    2003 under the interest method. During 2003 and 2002, $4,571
    and  $--,  respectively,   of  the  note  balance  has  been
    converted  into common stock of the Company.  As of December
    31, 2003, the holders have not notified the Company of their
    intent to advance the maturity date of the note.                     195,429

    --------------------------------------------------------

    Convertible     debenture     payable    to    stockholders,
    collateralized  by  the  Company's  assets,   with  interest
    payable  quarterly  at a rate  of  12%,increasing  to 15% on default,  currently in default. The debenture is convertible at the lesser of $0.50 or 50% of the lowest three bid prices over the  twenty  trading  days  prior to  conversions.  The debenture  has 40,000  attached  warrants  to  purchase  the
    Company's  common  stock  at the  lesser  of  $0.025  or the average  of the  lowest  three bid  prices  over the  twenty trading  days prior to  exercise.  The Company  recorded the estimated  value  of the  conversion  feature  and  warrants
    (total of  $200,000)  as a  discount  to the debt  which was amortized  and  charged to  interest  through the year ended
    December 31, 2003 under the interest method.  As of December
    31, 2003, the holders have not notified the Company of their
    intent to advance the maturity date of the note.                     200,000

    Convertible     debenture     payable    to    stockholders,
    collateralized  by  the  Company's  assets,   with  interest
    payable  quarterly  at a rate  of  12%,increasing  to 15% on default,  payable  August 2004. The debenture is convertible at the  lesser  of  $0.005  or 50% of the  lowest  three bid prices over the twenty  trading  days prior to  conversions.
    The debenture has 800,000 attached  warrants to purchase the
    Company's  common  stock  at the  lesser  of  $0.005  or the average  of the  lowest  three bid  prices  over the  twenty trading  days prior to  exercise.  The Company  recorded the estimated  value  of the  conversion  feature  and  warrants
    (total of $15,354) as a discount  to the debt which is being amortized  and  charged to  interest  expense  over one year
    under the interest method.                                           200,000

    Convertible     debenture     payable    to    stockholders,
    collateralized  by  the  Company's  assets,   with  interest
    payable  quarterly  at a rate  of  12%,increasing  to 15% on default, payable December 2005. The debenture is convertible at the lesser of $0.50 or 50% of the lowest three bid prices over the  twenty  trading  days  prior to  conversions.  The debenture  has 625,000  attached  warrants  to purchase  the
    Company's  common  stock  at the  lesser  of  $0.012  or the average  of the  lowest  three bid  prices  over the  twenty trading  days prior to  exercise.  The Company  recorded the estimated  value  of the  conversion  feature  and  warrants
    (total of $12,040) as a discount  to the debt which is being amortized  and  charged to  interest  expense  over one year
    under the interest method.                                           125,000
                                                                   -------------

                                                                         917,371
      Less discounts                                                      21,229
                                                                   -------------
                                                                         896,142
      Less amounts due within year                                       782,654
                                                                   -------------
    Long-term portion of convertible  debenture - related party,
    net of discounts on conversion features                        $     113,488
                                                                   =============

    As of December 31, 2003, principal payments on convertible debentures-related parties are as follows:

            2004                                                   $     792,371
            2005                                                         125,000
                                                                   -------------
                                                                   $     917,371
                                                                   =============

      During the fiscal  years ended  December  31,  2003 and 2002,  the Company
      issued  115,707,464  and  1,138,954  common  shares,   respectively,   for
      conversion of principal related to the debentures.

8.  OTHER RELATED PARTY TRANSACTIONS
    --------------------------------

    Due to stockholder - Due to stockholder totaling $24,568 consists of accrued compensation and unreimbursed expense to the Company's CEO and stockholder.

    Stock issuances - During August 2003, the Company issued 1,500,000 shares of the Company's common stock in satisfaction of due to stockholder totaling $17,250.

    During November 2003, the Company issued 1,547,349 shares of the Company's common stock in satisfaction of due to stockholder totaling $17,021.

9.  BACKLOG
    -------

    The following schedule shows a reconciliation of backlog represented by contracts with Alliance as of December 31, 2003:

            Balance at December 31, 2002                           $          --
            New contracts during year                                    186,363
                                                                   -------------
                                                                         186,363
            Less: contract revenue earned                                 15,440
                                                                   -------------

            Balance at December 31, 2003                           $     170,923
                                                                   =============

10. STOCKHOLDERS' EQUITY
    --------------------

    Common stock - In June 2002, the Company issued 355,000 shares of common stock as payment for $85,000 of current year services and $270,000 in accrued salaries due officers and stockholders and 366,990 shares of common stock as payment for $366,990 in notes payable and accrued interest due stockholders. The Company also issued 50,000 shares of common stock as payment for current and previously accrued legal fees.

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

    --------------------

    In January 2003, the Company issued 1,500,000 shares of the Company's common stock in satisfaction of accrued liabilities totaling $45,000.

    In August 2003, the Company issued 4,500,000 shares of the Company's common stock in satisfaction of accrued liabilities totaling $51,750.

    In November 2003, the Company issued 3,452,651 shares of the Company's common stock in satisfaction of accrued liabilities totaling $37,979.

    In January and March 2003, the Company issued 12,224,980 shares of the Company's common stock for services totaling $123,000.

    In April and May 2003, the Company issued 38,000,000 shares of the Company's common stock for services totaling $830,000.

    In June 2003, the Company issued 1,600,000 shares of the Company's common stock for services totaling $32,000

    In October and December 2003, the Company issued 67,000,000 shares of the Company's common stock for services totaling $670,000.

    Preferred Stock - In August 2002, the Company authorized 10,000,000 shares of preferred stock, which may be issued with rights and preferences as determined by the Company's board of directors.

11. STOCK OPTIONS
    -------------

    Options - In July 2000, the Company's board of directors approved a stock option agreement, which provides for Non Statutory Options and Incentive Stock Options to be granted employees and consultants as approved by the Company's compensation committee of the board of directors. Stock option transactions were:


                                                           Weighted
                                                            Average
                                              Options      Exercise
                                          Outstanding         Price
                                          -----------     ---------
            Balance, January 1, 2002          175,000     $    2.93
            Granted                                --            --
            Cancelled                        (175,000)        (2.93)
                                            ---------    ----------
            Balance, December 31, 2002             --            --
            Granted                                --            --
                                            ---------    ----------
            Balance, December 31, 2003,            --     $      --
                                            =========    ==========

    No options were granted in 2003 and 2002.

12. OTHER
    -----

    Central Wireless entered into a Equity Line of Credit Agreement on October 24, 2003 with the following parties: AJW Partners, LLC/AJW Qualified Partners, LLC, AJW Offshore, Ltd./New Millennium Capital Partners II, LLC and Equilibrium Equity, LLC. Under the Equity Line of Credit Agreement, the investors shall purchase up to Five Million Dollars ($5,000,000) of the Company's common stock during thirty-six (36) month commitment period. The investors' obligation to purchase the Company's common stock is subject to certain terms and conditions contained within the Equity Line of Credit, including that the SEC declare a registration statement relating to the shares of common stock sold under the Equity Line of Credit effective. Pursuant to the terms of the Equity Line of Credit, the Company may sell stock to the investors at a 13% discount to the average of three (3) lowest intra-day trading prices during the five (5) consecutive trading day period immediately following an advance notice. The Company may not submit an advance within ten (10) trading days of a prior advance notice. There are also limits on the amount of each advance notice.

13. COMMITMENTS AND CONTINGENCIES
    -----------------------------

    During October 2003, Hallett & Perrin, P.C. sued the Company in the District Court for the 134th Judicial District, Dallas County, Texas, claiming $58,017 in unpaid legal services. The Company entered into a settlement with Hallett & Perrin pursuant to which the Company paid the total sum of $45,000 to Hallett & Perrin in December 2003.

14. SUBSEQUENT EVENTS
    -----------------

    During January 2004, the Company issued 17,027,713 for conversion of principal on convertible debentures-related parties totaling $66,724.

    During February 2004, the Company issued 11,020,415 for conversion of principal on convertible debentures-related parties totaling $40,034.

    During February 2004, the Company issued 3,000,000 shares of common stock for services totaling $30,000.

    During February 2004, the Company completed the construction of a forth tower for Alliance Towers, recognizing revenue and cost of revenue totaling $170,923 and $152,580, respectively.

    During March 2004, the Company issued 16,235,050 for conversion of principal on convertible debentures-related parties totaling $53,379.