Form 10QSB
period 2004-03-31
CENTRAL WIRELESS INC
filed 2004-05-17
CIK 814070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended MARCH 31, 2004

               Transition Report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

             For the transition period from _________ TO __________

                          COMMISSION FILE NO. 033-14065

                             CENTRAL WIRELESS, INC.
             (Exact name of registrant as specified in its charter)

               UTAH                                     87-0476117
 (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                   Identification Number)

4333 SOUTH TAMIAMI TRAIL, SUITE E, SARASOTA FLORIDA                    34271
---------------------------------------------------                 ---------
   (Address of principal executive offices)                         (Zip Code)

  Registrant's telephone number, including area code:            (941) 929-1534


(1) Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

(2)   has been subject to such filing  requirements for the past 90 days [X] Yes
      [ ] No

      As of May 13, 2004, there were 821,492,451 shares outstanding of issuer's common stock.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                                     ASSETS

Current assets
    Cash                                                                      $        456
    Accounts receivable-related party                                              698,830
    Inventory                                                                      127,750
    Prepaid expense and other current assets                                         2,658
                                                                              ------------
      Total current assets                                                         829,694

Investment in Alliance Towers, Inc.                                              2,000,000
                                                                              ------------

Total assets                                                                  $  2,829,694
                                                                              ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

    Accounts payable and accrued liabilities                                  $    890,352
    Due to stockholder                                                              25,968
    Convertible debentures payable-related parties - current portion, net of
      discounts on conversion features                                             626,345
                                                                              ------------
         Total current liabilities                                               1,542,665

    Convertible notes payable-related parties - long-term portion, net of
      discounts on conversion features                                             114,725
                                                                              ------------

Total liabilities                                                                1,657,390

Commitments and contingencies                                                           --

Stockholders' equity

    Preferred stock; no par value; 10,000,000 shares
      authorized, no shares issued an outstanding                                       --
    Common stock; $0.001 par value; 2,000,000,000 shares
      authorized, 800,442,744 shares issued and outstanding                        800,442
    Additional paid-in capital                                                   7,608,797
    Accumulated other comprehensive income                                              --
    Accumulated deficit prior to the development stage                          (3,557,147)
    Accumulated deficit during the development stage                            (3,679,788)
                                                                              ------------
      Total stockholders' equity                                                 1,172,304
                                                                              ------------

Total liabilities and stockholders' equity                                    $  2,829,694
                                                                              ============

                                                     For the three months ended March 31,
                                                     ------------------------------------     January 1, 2002
                                                                               2003                 through
                                                           2004             (RESTATED)          March 31, 2004
                                                     ----------------    ----------------    ----------------

Revenues                                             $        202,077    $             --             805,331

Cost of sales                                                 167,734                  --             746,915
                                                     ----------------    ----------------    ----------------

    Gross loss                                                 34,343                  --              58,416

Operating expenses

    General and administrative expenses
      Professional and consulting                              32,750                  --           1,887,177
      Other general and administrative                         90,270             208,062             789,626
                                                     ----------------    ----------------    ----------------
    Total general and administrative expenses                 123,020             208,062           2,676,803

Loss from operations                                          (88,677)           (208,062)         (2,618,387)

Other income (expense)

    Impairment on tower site and improvement costs                 --                  --            (135,000)
    Cancellation of debt                                           --                  --             115,314
    Interest expense                                          (32,393)           (134,160)           (796,230)
    Other income                                                   --                   4              13,240
                                                     ----------------    ----------------    ----------------

Loss before provision for income taxes                       (121,070)           (342,218)         (3,421,063)

Provision for income taxes                                         --                  --                  --
                                                     ----------------    ----------------    ----------------
Net loss from continuing operations                          (121,070)           (342,218)         (3,421,063)

Discontinued operations

    Loss from operations of discontinued divisions                 --                  --            (266,177)
    Gain on disposal of discontinued divisions                     --                  --               7,452
                                                     ----------------    ----------------    ----------------

Loss from discontinued operations                                  --                  --            (258,725)

Net loss                                             $       (121,070)   $       (342,218)   $     (3,679,788)
                                                     ================    ================    ================

Earning per share

    Loss from continuing operations                  $          (0.00)   $          (0.01)   $          (0.02)
    Loss from discontinued operations                              --                  --               (0.00)
                                                     ----------------    ----------------    ----------------
    Net loss                                         $          (0.00)   $          (0.01)   $          (0.02)
                                                     ================    ================    ================

Basic and diluted weighted average
    common shares outstanding                             778,379,833          55,003,399         159,623,518
                                                     ================    ================    ================

                                                          For the three months ended March 31,
                                                         --------------------------------------       January 1, 2002
                                                                                    2003                 through
                                                               2004               (RESTATED)           March 31, 2004
                                                         ----------------      ----------------      ----------------
Net loss                                                 $       (121,070)     $       (342,218)     $     (3,679,788)

Other comprehensive income (loss), net of tax
    Unrealized gain (loss) on investment in Alliance
      Towers, Inc.                                             (2,000,000)            7,000,000                    --
                                                         ----------------      ----------------      ----------------
    Total other comprehensive income (loss),
       net of tax                                              (2,000,000)            7,000,000                    --

Total comprehensive income (loss)                        $     (2,121,070)     $      6,657,782      $     (3,679,788)
                                                         ================      ================      ================

                                                                                                           Accumulated
                                                  Common Stock                             Accumulated       Deficit
                                        ---------------------------------   Additional        Other        Prior To The
                                            Number of                         Paid-in      Comprehensive   Development
                                             Shares           Amount         Capital         Income           Stage
                                        ----------------- --------------- --------------- --------------  --------------

Balance, December 31, 2003                   753,159,566       $ 753,159     $ 7,471,943      2,000,000     $(3,557,147)

Common stock issued for services               3,000,000           3,000          21,000             --              --

Conversion of payables and debentures         44,283,178          44,283         115,854             --              --

Other comprehensive loss, net of tax                  --              --              --     (2,000,000)             --

Net loss                                              --              --              --             --              --
                                        ----------------- --------------- --------------- --------------  --------------

Balance, March 31, 2004 (UNAUDITED)          800,442,744       $ 800,442      $7,608,797           $ --     $(3,557,147)
                                        ================= =============== =============== ==============  ==============



                                           Accumulated
                                             Deficit
                                            During The         Total
                                           Development     Stockholders'
                                              Stage           Equity
                                         ---------------- ---------------

Balance, December 31, 2003                    (3,558,718)      2,971,217

Common stock issued for services                      --          24,000

Conversion of payables and debentures                 --         160,137

Other comprehensive loss, net of tax                  --      (2,000,000)

Net loss                                        (121,070)       (121,070)
                                         ---------------- ---------------

Balance, March 31, 2004 (UNAUDITED)          $(3,679,788)     $1,034,284
                                         ================ ===============

                                                                       For the three months ended March 31,
                                                                       --------------------------------------      January 1, 2002
                                                                                                  2003                 through
                                                                              2004             (RESTATED)           March 31, 2004
                                                                       ----------------      ----------------      ----------------
Cash flows from operating activities:

    Net loss                                                           $       (121,070)     $       (342,218)           (3,679,788)
    Adjustments to reconcile net loss to net
     cash used by operating activities:
      Stock based compensation                                                   24,000               168,000             1,812,000
      Amortization of beneficial conversion features of debentures
        and related warrants                                                      5,065                94,672               646,543
      Salaries paid by addition to notes payable                                     --                    --                88,720
      Impairment on tower site and improvement costs                                 --                    --               135,000
    Changes in operating assets and liabilities:

      Accounts receivable                                                      (175,517)                   --              (691,041)
      Prepaid expenses                                                            2,157                 1,197                  (658)
      Costs and estimated earnings in excess of billings
        on uncompleted contracts                                                 15,440                    --                    --
      Inventory                                                                  30,000                    --               112,250
      Bank overdraft                                                                 --                    --               (10,781)
      Change in accounts payable and accrued expenses                           214,514                27,958               807,161
      Other                                                                          --                    --                31,411
                                                                       ----------------      ----------------      ----------------
        Net cash used by operating activities                                    (5,411)              (50,391)             (749,183)

Cash flows from investing activities:

    Site acquisition deposit                                                         --                    --              (135,000)
                                                                       ----------------      ----------------      ----------------
        Net cash used by investing activities                                        --                    --              (135,000)

Cash flows from financing activities:

    Change in due to stockholder                                                  1,400                    --                60,239
    Proceeds from borrowing on notes payable-related parties                         --                    --               844,400
    Treasury stock purchase                                                          --                    --               (20,000)
                                                                       ----------------      ----------------      ----------------
        Net cash provided by financing activities                                 1,400                    --               884,639
                                                                       ----------------      ----------------      ----------------

Net increase (decrease) in cash                                                  (4,011)              (50,391)                  456

Cash, beginning of period                                                         4,467                58,377                    --
                                                                       ----------------      ----------------      ----------------

Cash, end of period                                                    $            456      $          7,986      $            456
                                                                       ================      ================      ================

Supplemental disclosure of cash flow information:

    Cash paid for income taxes                                         $             --      $             --      $             --
                                                                       ================      ================      ================
    Cash paid for interest                                             $             --      $             --      $             --
                                                                       ================      ================      ================

Schedule of non-cash operating, investing and financing activities:

    Conversion of debentures and payables to common stock              $             --      $         15,238      $         15,238
                                                                       ================      ================      ================

    Issuance of 100,000,000 shares for investment in Alliance
      Towers, Inc.                                                     $             --      $      2,000,000      $      2,000,000
                                                                       ================      ================      ================

    Conversion of debentures and payables to common stock              $        160,137      $             --      $        160,137
                                                                       ================      ================      ================

                             CENTRAL WIRELESS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2003 of Central Wireless, Inc. (the "Company").

The interim financial statements present the condensed balance sheet, statements of operations, stockholders' deficit and cash flows of Central Wireless, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of March 31, 2004 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Employee stock based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

The Company issued no stock and granted no warrants or options to employees for compensation for the three months ended March 31, 2004 and 2003.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

Inventory - Inventory is stated at the lower of cost or market. Cost is principally determined by using the average cost method. Inventory consists of disassembled steel towers held for future construction and sale or lease. The Company's management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required.

Investment in Alliance Towers, Inc. - Investment in Alliance Towers, Inc. ("Alliance") consist of available-for-sale unregistered common stock of Alliance Towers, Inc. (see Note 6). These securities are valued at current market value as determined by published market quotes.

                             CENTRAL WIRELESS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.       RESTATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's financial statements, management became aware that those financial statements did not reflect account balances properly for the three months ended March 31, 2003. Properly accounting of these items in the revised financial statements has the following effect:

                                                                          For the three
                                                     For the three         Months ended           RESTATED
                                                      Months ended        March 31, 2003          Increase
                                                     March 31, 2003         (RESTATED)           (Decrease)
                                                     ---------------      ---------------      ---------------
         Revenues                                    $            --      $            --      $            --
         Expenses                                            232,562              208,062              (24,500)
                                                     ---------------      ---------------      ---------------
         Loss from operations                               (232,562)            (208,062)              24,500
         Other expense                                      (134,156)            (134,156)                  --
                                                     ---------------      ---------------      ---------------
         Loss before provision for income taxes             (366,718)            (342,218)              24,500
         Provision for income taxes                               --                   --                   --
                                                     ---------------      ---------------      ---------------
         Net loss                                    $      (366,718)     $      (342,218)     $        24,500
                                                     ===============      ===============      ===============
         Basic and diluted loss per common share     $         (0.01)     $         (0.01)     $            --
                                                     ===============      ===============      ===============
         Basic and diluted weighted average
           common shares outstanding                      55,003,399           55,003,399                   --
                                                     ===============      ===============      ===============


For the three months ended March 31, 2003, the change in the statement of operations was related to adjusting the valuation of common stock issued for services based on the fair value of the common stock.

4.       ACCOUNTS RECEIVABLE-RELATED PARTY

As of March 31, 2004, accounts receivable-related party totaling $698,830 were due from Alliance. As a general contractor, the Company completed the construction of a single tower during the three months ended March 31, 2004 for which it recognized all of its current period revenues totaling $202,077.

5.       INVENTORY

In October 2003, the Company issued 400,000,000 shares of the Company's common stock to a third party for eight steel towers which were disassembled and held by the Company for sale or lease. During December 2003, the Company constructed and sold three of the towers to Alliance. During February 2004, the Company constructed and sold a fourth tower to Alliance. The remaining four disassembled towers total $120,000 as of March 31, 2004 and are recorded as part of inventory totaling $127,750.

6.       INVESTMENT IN ALLIANCE TOWERS, INC.

During February 2003, the Company entered into a Share Exchange Agreement with the Company's CEO and two other individuals whereby the Company agreed to exchange 100,000,000 unregistered common shares of Alliance from these individuals in exchange for 100,000,000 shares of the Company's common stock. On the date of the transaction both Alliance's and the Company's shares were trading at $0.02 per share. Accordingly, the Company recorded the value of the investment at $2,000,000. The Company has classified this marketable security as an available for sale security and accordingly, records the investment at fair market value, or $2,000,000 as of March 31, 2004. Accordingly, the Company recorded an unrealized gain (loss) on investment in Alliance totaling $(2,000,000) and $7,000,000, which has been reported as other comprehensive income (loss) for the three months ended March 31, 2004 and 2003, respectively.

                             CENTRAL WIRELESS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.       CONVERTIBLE DEBENTURES-RELATED PARTIES, NET OF DISCOUNTS

During the three months ended March 31, 2004 issued 44,283,178 for conversion of principal totaling $160,137 related to the convertible debentures.

8.       STOCKHOLDERS' EQUITY

During January 2004, the Company issued 17,027,713 for conversion of principal on convertible debentures-related parties totaling $66,724.

During February 2004, the Company issued 11,020,415 for conversion of principal on convertible debentures-related parties totaling $40,034.

During February 2004, the Company issued 3,000,000 shares of common stock for services totaling $24,000.

During March 2004, the Company issued 16,235,050 for conversion of principal on convertible debentures-related parties totaling $53,379.

9.       SUBSEQUENT EVENTS

During April 2004, the Company issued 8,340,450 shares of common stock for conversion of principal on convertible debentures-related parties totaling $26,689.

During April 2004, the Company issued a convertible debenture totaling $250,000 payable to stockholders, collateralized by the Company's assets, with interest payable quarterly at a rate of 12%, maturing April 2006. The debenture is convertible at the lesser of $0.005 or 50% of the average of the lowest three bid prices over the twenty trading days prior to conversions. The debenture has 750,000 attached warrants to purchase the Company's common stock at $0.005 per share which vest immediately and expire April 2009.

During May 2004, the Company issued 12,709,258 shares of common stock for conversion of principal on convertible debentures-related parties totaling $26,689.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTORY STATEMENTS

         FORWARD-LOOKING STATEMENTS

         This Form 10-QSB contains "forward-looking statements" relating to Central Wireless, Inc. ("Central Wireless" or the "Company") which represent Central Wireless' current expectations or beliefs including, but not limited to, statements concerning Central Wireless' operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of Central Wireless to continue its growth strategy and competition, certain of which are beyond Central Wireless' control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

         GOING CONCERN

         The Company's auditors stated in their reports on the financial statements of the Company for the years ended December 31, 2003 and 2002 that the Company is dependent on outside financing and has had losses that raise substantial doubt about our ability to continue as a going concern. For the three months ended March 31, 2004 and 2003, the Company incurred a net loss of $121,070 and $342,218, respectively. The Company had an accumulated deficit since re-entering the development stage of $3,679,788 as of March 31, 2004. Management is actively seeking additional tower projects. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

         EMPLOYEES

         We currently have two (2) employees Kenneth W. Brand and Steve Troyan, in Sarasota, Florida. We do not anticipate hiring additional employees during the remainder of 2003.

         DEFAULT ON DEBENTURES

         Central Wireless is currently in default on approximately $362,691 in convertible debentures and accrued interest and the holders of the debentures have a security interest in all of Central Wireless' assets.

         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Employee stock based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

         The Company issued no stock and granted no warrants or options to employees for compensation for the three months ended March 31, 2004 and 2003.

         In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

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

         On October 14, 2003, the Company entered into an agreement with Diversified Management, L.L.C. to purchase materials to build eight telecommunications towers in Georgia. The Company issued 400,000,000 shares of common stock in exchange for these materials. Central Wireless has constructed and sold materials for four of these towers to Alliance Towers. Central Wireless does not have plans to use the remaining materials at any specific locations, however, the Company anticipates that the materials will be used in Georgia, where the materials are located.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

         NET LOSS

         The net loss for the three months ended March 31, 2004, was $121,070 versus $342,218 for the comparable period in 2003. The loss is primarily attributable to expenses incurred for consulting expenses and operation of the company during the first three months of 2004.

         REVENUES

         Revenues for the three months ended March 31, 2004, were approximately $202,077 compared to $0 revenues for the three months ended March 31, 2003. The increase in revenues in 2004 was attributable to the completion of a tower construction projects for Alliance Towers, Inc. We anticipate revenues to continue to grow in the fiscal year ending December 31, 2004.

         COST OF REVENUES

         Cost of revenues for the three months ended March 31, 2004, was $167,734, or 83% of revenues.

         GROSS PROFIT

         Gross profit for the three months ended March 31, 2004, was $34,343, or 17% of revenues, as compared to no gross profit for the three months ended March 31, 2003.

         OPERATING EXPENSES

         Operating expenses for the three months ended March 31, 2004, were $123,020, as compared to $208,062, for the three months ended March 31, 2003. The $85,042 decrease in operating expenses in 2004 was primarily attributable to the Company's decreased in general and administrative expenses.

         In the first three months ended March 31, 2004, operating expenses consisted of $32,750 of professional and consulting fees, and $90,270 of other general and administrative expenses.

         INTEREST EXPENSE

         The Company had interest expense of $32,393 for the first three months of 2004 compared to $134,160 for the three months ended March 31, 2003.

         During February 2003 the Company entered into a Share Exchange Agreement to exchange 100,000,000 shares of Central Wireless common stock for 100,000,000 shares of Alliance Towers Inc common stock. On the date of the transaction Alliance Towers, Inc. common stock and Central Wireless common stock were trading at $0.02 per share. This transaction has been recorded as an investment in Alliance Towers, Inc. on the Balance Sheet at $2,000,000 (market value at time of exchange). This stock has been classified as a marketable security and available for sale security and accordingly, records the investment at fair market value, which is $4,000,000 as of December 31, 2003. The Company had recorded an unrealized gain on the investment totaling $2,000,000, which had been reported as other comprehensive income. As of March 31, 2004 this investment has a fair market value of $2,000,000. As a result of the decrease in fair market value the asset has been reduced to reflect its fair market value $2,000,000 as of March 31, 2004.

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

         Central Wireless continues to perform site acquisition and construction services for Alliance Towers. Pursuant to the agreement, Alliance Towers construction plans would include Central Wireless doing the site acquisition for the Company and also construction management of the tower(s) being built for Alliance Towers. Estimated revenues from each tower include $8,500 for site acquisition, $1,500 to $5,000 for zoning services and $20,000 construction management fee, for a total of approximately $30,000 to $33,500 per tower. During February 2004, the Company completed the construction of a fourth tower for Alliance Towers, recognizing revenue and cost of revenue totaling $170,923 and $152,580, respectively.

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

TOWER AGREEMENTS

         We currently have six agreements with Alliance Towers to build telecommunications towers, and one agreement to construct a tower that Central Wireless will own. These agreements generally have the following terms:

         - TERM. The agreements generally have a one-year term.

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


LIQUIDITY AND CAPITAL REQUIREMENTS

         WORKING CAPITAL

         The Company had a net working capital deficit on March 31, 2004 of $712,971, current assets as of March 31, 2004 consisted mainly of cash equaling $ 456, accounts receivable from Alliance Towers of $698,830 and inventory equaling $127,750. Current liabilities consisted mainly of $890,352 of accounts payable and accrued expenses, and $626,345 of current portion of convertible debentures. Cash on hand as of May 10, 2004 is $8,178.

         CASH FLOW FROM OPERATING ACTIVITY

         Net cash used by Operating Activities for the three month ended March 31, 2004 was $5,411 compared to net cash used for the three months ended March 31, 2004 of $50,391. There was an decrease in cash used from operations in the current period over the prior period due to decreased use of stock based compensation and a lower loss for first quarter 2004 compared to 2003.

         CASH FLOW FROM INVESTING ACTIVITY

         For the three months ended March 31, 2004 net cash used by investing activities was $0 compared to $0 for the same period in 2003.

         CASH FLOW FROM FINANCING ACTIVITY

         Cash flows from financing activities for the three months ended March 31, 2004 and 2003 were $1,400 and $0. Cash used for the three months ended March 31, 2004, was from reimbursement of funds to a stockholder.

         Central Wireless entered into a Securities Purchase Agreement on April 30, 2004 with AJW Qualified and AJW Offshore, which have previously purchased debentures from the Company. Pursuant to the terms of the Securities Purchase Agreement these entities have purchased a total of Two Hundred Fifty Thousand Dollars ($250,000) of 12% convertible debentures from the Company and warrants to purchase Seven Hundred Fifty Thousand (750,000) shares of the Company's common stock. The convertible debentures have a two-year term and the warrants would have to be exercised within five (5) years from the date of issuance at an exercise price of $0.005. The debentures are convertible at the lesser of (i) $0.005 and (ii) 50% of the average of the three (3) lowest intra-day trading prices during the twenty (20) trading day period ending one (1) trading day prior to the date a conversion notice is sent by the holder.

         During the three months ended March 31, 2004, convertible debt in the amount of $160,136.64 was converted to common stock resulting in the issuance of 44,283,178 shares of our common stock. As of March 31, 2004 and May 10, 2004, $741,070 and $937,691, respectively, in convertible debentures remain outstanding. Of this amount, approximately $362,691 is in default as of May 10, 2004. Because the holders of the debentures have a security interest in all of the Company's assets, this default could result in a foreclosure on our assets and a cease in our operations.

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

         None through March 31, 2004.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the first quarter of 2004, convertible debt in the amount of $160,136.64 was converted into common stock, resulting in the issuance of 44,283,178 shares of our common stock. Between March 31, 2004 and May 12, 2004, convertible debt in the amount of $53,378.88 has been converted into common stock, resulting in the issuance of 21,049,708 shares of our common stock. The issuances included the following:

         On January 6, 2004 the company issued 2,695,902 for conversion of principle on convertible debentures totaling $13,344,72.

         On January 8, 2004 the company issued 3,511,768 for conversion of principle on convertible debentures totaling $13,344,72.

         On January 14, 2004 the company issued 7,213,362 for conversion of principle on convertible debentures totaling $26,689.44.

         On January 29, 2004 the company issued 3,606,681 for conversion of principle on convertible debentures totaling $13,344,72.

         On February 5, 2004 the company issued 3,606,681 for conversion of principle on convertible debentures totaling $13,344,72.

         On February 9, 2004 the company issued 7,413,734 for conversion of principle on convertible debentures totaling $26,689.44.

         On March 1, 2004 the company issued 4,304,748 for conversion of principle on convertible debentures totaling $13,344,72.

         On March 4, 2004 the company issued 4,304,748 for conversion of principle on convertible debentures totaling $13,344,72.

         On March 29,2004 the company issued 7,625,554 for conversion of principle on convertible debentures totaling $26,689.44.

         On April 20, 2004 the company issued 8,340,450 for conversion of principle on convertible debentures totaling $26,689.44.

         On May 6, 2004 the company issued 12,709,258 for conversion of principle on convertible debentures totaling $26,689.44.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As of May 10, 2004, $937,691 in debentures, plus accrued and unpaid interest was due, and Central Wireless was in default on payment of $362,691 of these debentures. Because we are in default under the debenture agreements and other conditions exist as defined in the agreements, a penalty may apply which would increase the amount due by at least 30% in excess of the amounts previously due under the agreement. We have not paid the principal, interest and penalties we owe under these debentures, and we do not have the money to pay off the outstanding balances of the debentures. The Investors have not given notice to us of collection proceedings or other actions they intend to take with respect to the unpaid amounts.

         We have entered into security agreements in favor of the Investors covering substantially all of our assets, in order to secure our obligations under the debentures and the warrants. Because we failed to timely pay the debentures, the Investors may exercise their rights under the security agreements, including the right to take possession of our assets, sell those assets, and apply the proceeds of such sales to pay down the outstanding balance of the debentures. The Investors have not given us notice that they intend to take action under the security agreements; however, they have the right to take action at any time they choose. If the Investors decide to foreclose on our assets, we would not be able to prevent the foreclosure, resulting in the sale of some or all of our assets. In such event, persons purchasing our common stock could lose their entire investment.

THE INVESTORS

         Our lenders are the Investors, a group of four accredited investors who as of May 10, 2004, have purchased an aggregate of $1,825,000 in secured convertible debentures and warrants from Central Wireless under the 2001 Securities Purchase Agreement, the Letter Agreement and the 2002 Securities Purchase Agreement, August 2003 Securities Purchase Agreements, December 2003 Securities Purchase Agreement and the April 2004 Securities Purchase Agreement. All of the proceeds received from the Investors have been exhausted by us.

         The terms of our agreements with the Investors place substantial restrictions on our ability to take certain actions, and require us to comply with covenants in the 2001 Securities Purchase Agreement, the 2002 Securities Purchase Agreement, August 2003 Securities Purchase Agreements, December 2003 Securities Purchase Agreement and the April 2004 Securities Purchase Agreement and the related investment documents. The principal terms of our agreements with the Investors include the following:

SECURED CONVERTIBLE DEBENTURES

         - AMOUNT SOLD - As of March 31, 2004, we have sold an aggregate of $1,575,000 in secured convertible debentures to the Investors under the 2001 Securities Purchase Agreement, the Letter Agreement and the 2002 Securities Purchase Agreement, August 2003 Securities Purchase Agreements and December 2003 Securities Purchase Agreement. On April 30, 2004, the Company sold an additional $250,000 in debentures.

         - INTEREST RATE AND MATURITY - The interest rate on the debentures is 12%, or 15% if the debentures are in default. $274,525 in principal and $23,220 in interest became due on May 8, 2002, of which $1,875 was subsequently converted to common stock; $272,650 in principal plus accrued interest became due on July 30, 2002; $50,000 in principal plus accrued interest became due on March 29, 2003; $200,000 in principal plus accrued interest became due on July 12, 2003; and $200,000 in principal plus accrued interest became due on September 12, 2003. The interest rate on the debentures is 12%, or 15% if the debentures are in default. Outstanding principal as of May 10, 2004 that is currently in default is $362,691. Of the debentures, $135,525 are due August 2002, $20,000 are due April 2003, $45,417 are due July 2003, $191,429 are due
September 2003, $200,000 are due December 2003 and $250,000 due April 2006. In addition the following outstanding balances are not currently in default, $200,000 due August 2004, $125,000 due December 2005 and $250,000 due April
2006.

         - DEBENTURES - All Debentures except $575,000, which was issued in 2003 and 2004 are currently in default. The Investors have not informed us of any collection proceedings or other actions they intend to take with respect to the unpaid amounts.

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

         - ANTIDILUTION PROVISIONS - If we sell shares of common stock for consideration per share that is less than the conversion price, then the conversion price is decreased to equal the lower price per share. The number of shares issuable to the Investors is adjustable upon the issuance of dividends, the distribution of assets, mergers, consolidations, recapitalizations, and similar events.

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

         - PREPAYMENT - If we prepay the debentures, we owe a prepayment penalty equal to either 30% or 50% of the outstanding principal plus accrued interest, plus any default interest or penalties.

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

         - GENERAL - We must remain in compliance with all of our obligations under the 2001 Securities Purchase Agreement, the Letter Agreement, the 2002 Securities Purchase Agreement, the August 2003 Securities Purchase Agreement, the December 2003 Securities Purchase Agreement, the April 2004 Securities
Purchase Agreement and the convertible debentures and warrants issued under those agreements.

         - SECURITY - We granted the Investors a first priority security interest in substantially all of our assets to secure our obligations under the 2001 Securities Purchase Agreement, the Letter Agreement, the 2002 Securities Purchase Agreement, the August 2003 Securities Purchase Agreement, the December 2003 Securities Purchase Agreement and the April 2004 Securities Purchase Agreement.

         - PLEDGE AND GUARANTY - Kenneth W. Brand, our Chief Executive Officer and Keith Roy Chrismon, our President and Chairman of the Board, each pledged the shares of common stock owned by them to the Investors, to ensure our obligations under the 2002 Securities Purchase Agreement and the related debentures and warrants.

WARRANTS

         - AMOUNT SOLD - As of March 31, 2004, we have sold warrants for an aggregate of 2,327,500 shares of common stock to the Investors under the 2001 Securities Purchase Agreement, the Letter Agreement, the 2002 Securities Purchase Agreement, the August 2003 Securities Purchase Agreement, the December 2003 Securities Purchase Agreement and the April 2004 Securities Purchase Agreement.

         - EXPIRATION DATE - Warrants to purchase 15,000 shares of common stock expire May 8, 2004; warrants to purchase 15,000 shares of common stock expire July 30, 2004; warrants to purchase 2,500 shares of common stock expire March 29, 2005; warrants to purchase 40,000 shares of common stock expire July 12, 2005; and warrants to purchase 40,000 shares of common stock expire September 12, 2005; warrants to purchase 40,000 shares of common stock expire December 31, 2005; warrants to purchase 800,000 shares of common stock expire August 19, 2008; warrants to purchase 625,000 shares of stock expire on December 15, 2003, warrants to purchase 750,000 shares of common stock expire on April 30, 2009.

         - EXERCISE PRICE - The warrants are exercisable for shares of our common stock at the exercise price, which, for shares sold under the Letter Agreement and the 2001 Securities Purchase Agreement is calculated by a formula, and for shares sold under the 2002 Securities Purchase Agreement is a fixed price of $0.20 per share. The exercise price for shares sold under the Letter Agreement and the 2001 Securities Purchase Agreement is $0.05 per share. The exercise price for the warrants issued under the August 2003 Securities Purchase Agreement and the December 2003 Securities Purchase Agreement is $0.01. The exercise price for the warrants issued under the April 2004 Securities Purchase Agreement is $0.005.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 6.  EXHIBITS

         (a)      EXHIBITS.

EXHIBIT NO.       DESCRIPTION
-----------       --------------------------------------------------------------
2.1               Asset  Purchase  Agreement  dated June 28, 2002 by and among e
                  resources  inc,  KRC   Communications,   Inc.  and  Keith  Roy
                  Chrismon(9)

3.1 Articles of Incorporation, filed with the Utah Secretary of State on March 8, 1987(8)

3.2 Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on February 3, 1995(8)

3.3 Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on June 9, 1999(8)

3.4 Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on February 7, 2000(8)

3.5 Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on March 24, 2000(8)

EXHIBIT NO.       DESCRIPTION
-----------       --------------------------------------------------------------
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

4.19              Letter Agreement, dated November 5, 2002(12)

4.20              Securities Purchase Agreement, dated August 19, 2003(11)

4.21              Form  of  Secured  Convertible  Debenture,  dated  August  19,
                  2003(11)

4.22              Form of Stock Purchase Warrant, dated August 19, 2003(11)

4.23              Registration Rights Agreement, dated August 19, 2003(11)

4.24              Security Agreement, dated August 19, 2003(11)

EXHIBIT NO.       DESCRIPTION
-----------       --------------------------------------------------------------
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

4.31              Form of Stock Purchase Warrant, dated December 15, 2003(13)

4.32              Registration Rights Agreement, dated December 15, 2003(13)

4.33              Security Agreement, dated December 15, 2003(13)

4.34              Intellectual  Property Security Agreement,  dated December 15,
                  2003(13)

4.35              Securities Purchase Agreement, dated April 30, 2004(15)

4.36              Form  of  Secured  Convertible  Debenture,   dated  April  30,
                  2004(15)

4.37              Form of Stock Purchase Warrant, dated April 30, 2004(15)

4.38              Registration Rights Agreement, dated April 30, 2004(15)

4.39              Security Agreement, dated April 30, 2004(15)

4.40              Intellectual  Property  Security  Agreement,  dated  April 30,
                  2004(15))

14.1              Code of Ethics(14)

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

(13) Filed with the Commission on December 31, 2003 as an attachment to our Form SB-2 and incorporated by reference.

(14) Filed with the Commission on April 16, 2004 as an attachment to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, and incorporated by reference.

(15)  Provided herewith.

      (b)   REPORTS ON FORM 8-K.

      None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   May 14, 2004               CENTRAL WIRELESS, INC.

                                    By: /s/ Kenneth W.  Brand
                                        ----------------------------------------
                                        Kenneth W.  Brand
                                        Chief Executive Officer and Acting Chief
                                        Financial Officer