Form 10QSB/A
period 2003-03-31
CENTRAL WIRELESS INC
filed 2004-07-14
CIK 814070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                AMENDMENT No.2 TO
                                   FORM 10-QSB

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

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                             CENTRAL WIRELESS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                  MARCH 31,2003
                                  (UNAUDITED)

                                     ASSETS
                                                                                 (RESTATED)
Current assets
    Cash                                                                       $     7,986
    Prepaid expense and other current assets                                           803
                                                                               -----------
       Total current assets                                                          8,789

Tower site and improvement costs                                                   135,000
Investment in Alliance Towers, Inc.                                              9,000,000
                                                                               -----------

Total assets                                                                   $ 9,143,789
                                                                               ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued liabilities                                   $   372,209
    Convertible debentures payable-related parties - current portion, net of
       discounts on conversion features                                            743,054
                                                                               -----------
          Total current liabilities                                              1,115,263
                                                                               -----------

Total liabilities                                                                1,115,263

Commitments and contingencies                                                           --

Stockholders' equity
    Preferred stock; no par value; 10,000,000 shares
       authorized, no shares issued an outstanding                                      --
    Common stock; $0.001 par value; 250,000,000 shares
       authorized, 122,403,582 shares issued and outstanding                       122,403
    Additional paid-in capital                                                   5,616,760
    Treasury stock                                                                 (20,000)
    Accumulated other comprehensive income                                       7,000,000
    Accumulated deficit prior to the development stage                          (3,557,147)
    Accumulated deficit during the development stage                            (1,133,490)
                                                                               -----------
       Total stockholders' equity                                                8,028,526
                                                                               -----------

Total liabilities and stockholders' equity                                     $ 9,143,789
                                                                               ===========

The accompanying notes are an integral part of these condensed financial statement

                             CENTRAL WIRELESS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                      For the three months ended
                                                               March 31,        January 1, 2002
                                                     ---------------------------   through
                                                         2003           2002     March 31, 2003
                                                       (RESTATED)                  (RESTATED)
                                                     ------------    ----------   ------------
Revenues                                             $         --    $       --   $         --

Cost of sales                                                  --            --             --
                                                     ------------    ----------   ------------
    Gross loss                                                 --            --             --
Operating expenses
    General and administrative expenses
       Professional and consulting                        144,513            --        194,213
       Other general and administrative                    63,549            --        390,745
                                                     ------------    ----------   ------------
    Total general and administrative expenses             208,062            --        584,958

Loss from operations                                     (208,062)           --       (584,958)

Other income (expense)
    Interest expense                                     (134,160)           --       (289,811)
    Other income                                                4            --              4
                                                     ------------    ----------   ------------

Loss before provision for income taxes                  (342,218)            --       (874,765)

Provision for income taxes                                     --            --             --
                                                     ------------    ----------   ------------

Net loss from continuing operations                    (342,218)             --       (874,765)

Discontinued operations
    Loss from operations of discontinued divisions             --      (148,585)      (266,177)
    Gain on disposal of discontinued divisions                 --            --          7,452
                                                     ------------    ----------   ------------

Loss from discontinued operations                              --      (148,585)      (258,725)
                                                     ------------    ----------   ------------

Net loss                                             $   (342,218)   $ (148,585)  $ (1,133,490)
                                                     ============    ==========   ============
Earning per share
    Loss from continuing operations                  $      (0.01)   $       --   $      (0.06)
    Loss from discontinued operations                          --         (0.01)         (0.02)
                                                     ------------    ----------   ------------

    Net loss                                         $      (0.01)   $    (0.01)  $      (0.08)
                                                     ============    ==========   ============

Basic and diluted weighted average
    common shares outstanding                          55,003,399    23,978,951     13,814,258
                                                     ============    ==========   ============

The accompanying notes are an integral part of these condensed financial statement

                             CENTRAL WIRELESS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                             January 1, 2002
                                         For the three months ended March 31,    through
                                                   2003          2002         March 31, 2003
                                                 (RESTATED)                     (RESTATED)
                                                -----------    ---------       -----------
Net loss                                        $  (342,218)   $(148,585)      $(1,133,490)
Other comprehensive income, net of tax
    Unrealized gain on investment in Alliance
       Towers, Inc.                               7,000,000           --         7,000,000
                                                -----------    ---------       -----------
    Total other comprehensive income,
        net of tax                                7,000,000           --         7,000,000
                                                -----------    ---------       -----------

Total comprehensive income                      $ 6,657,782    $(148,585)      $ 5,866,510
                                                ===========    =========       ===========

The accompanying notes are an integral part of these condensed financial statement

                             CENTRAL WIRELESS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    CONDENSED STATEMENT OF STOCKHOLDER EQUITY
                                   (UNAUDITED)

                                                 Common Stock
                                          ------------------------    Additional
                                           Number of                   Paid-in      Treasury
                                            Shares       Amount        Capital       Stock
                                         -----------   -----------   -----------   -----------
Balance, December 31, 2002                 6,127,122   $     6,127   $ 3,549,798   $   (20,000)

Conversion of debentures                   2,551,480         2,551        12,687            --

Common stock issued for services          12,224,980        12,225       110,775            --

Common stock issued for accounts
payable and accrued liabilities            1,500,000         1,500        43,500            --

Common stock issued for investment
 in Alliance Towers, Inc.                100,000,000       100,000     1,900,000            --

Other comprehensive income, net of tax            --            --            --

Net loss                                          --            --            --            --
                                         -----------   -----------   -----------   -----------

Balance, March 31, 2004 (RESTATED)       122,403,582   $   122,403   $ 5,616,760   $   (20,000)
                                         ===========   ===========   ===========   ===========

                                                       Accumulated    Accumulated
                                         Accumulated     Deficit        Deficit
                                            Other       Prior To     TheDuring The    Total
                                         Comprehensive Development    Development  Stockholders'
                                          Income          Stage         Stage        Equity
                                         -----------   -----------   -----------   -----------
Balance, December 31, 2002               $        --   $(3,557,147)   $  (791,272)   $  (812,494)

Conversion of debentures                          --            --             --         15,238

Common stock issued for services                  --            --             --        123,000

Common stock issued for accounts
payable and accrued liabilities                   --            --             --         45,000

Common stock issued for investment
 in Alliance Towers, Inc.                         --            --             --      2,000,000

Other comprehensive income, net of tax     7,000,000            --             --      7,000,000

Net loss                                          --            --       (342,218)      (342,218)
                                         -----------   -----------    -----------    -----------

Balance, March 31, 2004 (RESTATED)       $ 7,000,000   $(3,557,147)   $(1,133,490)   $ 8,028,526
                                         ===========   ===========    ===========    ===========

The accompanying notes are an integral part of these condensed financial statement

                             CENTRAL WIRELESS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENT OF CASH FLOW
                                   (UNAUDITED)

                                                                         For the three months ended
                                                                                 March 31,                January 1, 2002
                                                                         --------------------------         through
                                                                             2003             2002        March 31, 2003
                                                                          (RESTATED)                         (RESTATED)
                                                                         -----------       -----------      -----------
Cash flows from operating activities:
    Net loss                                                             $  (342,218)      $  (148,585)      (1,133,490)
    Adjustments to reconcile net loss to net
     cash used by operating activities:
      Stock based compensation                                               123,000                --          256,000
      Amortization of beneficial conversion features of debentures
         and related warrants                                                 94,672                --          203,451
      Salaries paid by addition to notes payable                                  --                --           88,720
    Changes in operating assets and liabilities:
      Accounts receivable                                                         --             6,560            7,789
      Prepaid expenses                                                         1,197                --            1,197
      Bank overdraft                                                              --            (8,144)         (10,781)
      Change in accounts payable and accrued expenses                         72,958            93,246          199,289
      Other                                                                       --            19,231           31,411
                                                                         -----------       -----------      -----------
         Net cash used by operating activities                               (50,391)          (37,692)        (356,414)

Cash flows from investing activities:
    Site acquisition deposit                                                      --                --         (135,000)
    Proceeds from sales of equipment                                              --            17,692               --
                                                                         -----------       -----------      -----------
         Net cash provided (used) by investing activities                         --            17,692         (135,000)

Cash flows from financing activities:
    Proceeds from borrowing on notes payable-related parties                      --            20,000          519,400
    Treasury stock purchase                                                       --                --          (20,000)
                                                                         -----------       -----------      -----------
         Net cash provided by financing activities                                --            20,000          499,400
                                                                         -----------       -----------      -----------
Net change in cash                                                           (50,391)               --            7,986

Cash, beginning of period                                                     58,377                --               --
                                                                         -----------       -----------      -----------
Cash, end of period                                                      $     7,986       $        --      $     7,986
                                                                         ===========       ===========      ===========
Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                           $        --       $        --      $        --
                                                                         ===========       ===========      ===========
    Cash paid for interest                                               $        --       $        --      $        --
                                                                         ===========       ===========      ===========
Schedule of non-cash operating, investing and financing activities:
    Conversion of debentures to common stock                             $    15,238       $        --      $    15,238
                                                                         ===========       ===========      ===========
    Issuance of 100,000,000 shares for investment in Alliance
      Towers, Inc.                                                       $ 2,000,000       $        --      $ 2,000,000
                                                                         ===========       ===========      ===========
    Issuance of 1,500,000 shares for payment of accounts payable
      and accrued liabilities                                            $    45,000       $        --      $    45,000
                                                                         ===========       ===========      ===========

The accompanying notes are an integral part of these condensed financial statement

                             CENTRAL WIRELESS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

      The accompanying unaudited condensed financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2002 of Central Wireless, Inc. (the "Company").

      The interim financial statements present the condensed balance sheet, statements of operations, stockholders' deficit and cash flows of Central Wireless, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

      The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of March 31, 2003 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

      The Company issued no stock and granted no warrants or options to employees for compensation for the three months ended March 31, 2003 and 2002.

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

      Investment in Alliance Towers, Inc. - Investment in Alliance Towers, Inc. ("Alliance") consist of available-for-sale common stock of Alliance Towers, Inc. (see Note 5). These securities are valued at current market value as determined by published market quotes.

2.    RESTATED FINANCIAL STATEMENTS
      Subsequent to the issuance of the Company's financial statements, management became aware that those financial statements did not reflect account balances properly for the three months ended March 31, 2003. Properly accounting of these items in the revised financial statements has the following effect:

                                                                For the three
                                              For the three      months ended      RESTATED
                                              months ended      March 31, 2003     Increase
                                              March 31, 2003      (RESTATED)      (Decrease)
                                               -----------       -----------       --------
Revenues                                       $        --       $        --       $     --
Expenses                                           232,562           208,062        (24,500)
                                               -----------       -----------       --------
Loss from operations                              (232,562)         (208,062)        24,500
Other expense                                     (134,156)         (134,156)            --
                                               -----------       -----------       --------
Loss before provision for income taxes            (366,718)         (342,218)        24,500
Provision for income taxes                              --                --             --
                                               -----------       -----------       --------
Net loss                                       $  (366,718)      $  (342,218)      $ 24,500
                                               ===========       ===========       ========
Basic and diluted loss per common share        $     (0.01)      $     (0.01)      $     --
                                               ===========       ===========       ========
Basic and diluted weighted average common
common shares outstanding                       55,003,399        55,003,399             --
                                               ===========       ===========       ========

      For the three months ended March 31, 2003, the change in the statement of operations was related to adjusting the valuation of common stock issued for services based on the fair value of the common stock.


3.    INVESTMENT IN ALLIANCE TOWERS, INC.

      During February 2003, the Company entered into a Share Exchange Agreement with the Company's CEO and two other individuals whereby the Company agreed to exchange 100,000,000 unregistered common shares of Alliance from these individuals in exchange for 100,000,000 shares of the Company's common stock. On the date of the transaction both Alliance's and the Company's shares were trading at $0.02 per share. Accordingly, the Company recorded the value of the investment at $2,000,000. The Company has classified this marketable security as an available for sale security and accordingly, records the investment at fair market value, or $9,000,000 as of March 31, 2003. Accordingly, the Company recorded an unrealized gain on investment in Alliance totaling $7,000,000 and $0.00, which has been reported as other comprehensive income for the three months ended March 31, 2003 and 2002, respectively.

4.    CONVERTIBLE DEBENTURES-RELATED PARTIES, NET OF DISCOUNTS

      During the three months ended March 31, 2003 the Company issued 2,551,480 shares of common stock for conversion of principal totaling $15,238 related to the convertible debentures.

5.    STOCKHOLDERS' EQUITY

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

     GOING CONCERN

      The Company's auditors stated in their reports on the financial statements of the Company for the years ended December 31, 2002 and December 31, 2001 that the Company is dependent on outside financing and has had losses that raise substantial doubt about our ability to continue as a going concern. For the three months ended March 31, 2003, the Company incurred a net loss of $342,218 and the Company had an accumulated deficit since re-entering the development stage of $1,333,490. For the years ended December 31, 2002 and 2001, the Company incurred a net loss of $791,272 and ($1,742,559), respectively, and the Company had an accumulated deficit of $(4,348,419) and $(3,557,147), respectively. Management is actively seeking customers for its products. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

      DEFAULT ON DEBENTURES

      Central Wireless is in default on approximately $600,000 in convertible debentures and accrued interest and the holders of the debentures have a security interest in all of Central Wireless' assets.

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

      The Company issued no stock and granted no warrants or options to employees for compensation for the three months ended March 31, 2003 and 2002.

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

      Investment in Alliance Towers, Inc. - Investment in Alliance Towers, Inc. ("Alliance") consist of available-for-sale common stock of Alliance Towers, Inc. (see Note 5). These securities are valued at current market value as determined by published market quotes.

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

RESTATED FINANCIAL STATEMENTS

      Subsequent to the issuance of the Company's financial statements, management became aware that those financial statements did not reflect account balances properly for the three months ended March 31, 2003. Properly accounting of these items in the revised financial statements has the following effect:

                                                                For the three
                                              For the three      months ended      RESTATED
                                              months ended      March 31, 2003     Increase
                                              March 31, 2003      (RESTATED)      (Decrease)
                                               -----------       -----------       --------
Revenues                                       $        --       $        --       $     --
Expenses                                           232,562           208,062        (24,500)
                                               -----------       -----------       --------
Loss from operations                              (232,562)         (208,062)        24,500
Other expense                                     (134,156)         (134,156)            --
                                               -----------       -----------       --------
Loss before provision for income taxes            (366,718)         (342,218)        24,500
Provision for income taxes                              --                --             --
                                               -----------       -----------       --------
Net loss                                       $  (366,718)      $  (342,218)      $ 24,500
                                               ===========       ===========       ========
Basic and diluted loss per common share        $     (0.01)      $     (0.01)      $     --
                                               ===========       ===========       ========
Basic and diluted weighted average common
common shares outstanding                       55,003,399        55,003,399             --
                                               ===========       ===========       ========

      For the three months ended March 31, 2003, the change in the statement of operations was related to adjusting the valuation of common stock issued for services based on the fair value of the common stock.

     RESULTS OF OPERATIONS

     The Company ceased all operations of its prior business activities in January 2002. In accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Discontinued Events and Extraordinary Items, the Company has presented the operating results related to these businesses for the Quarter ended March 31, 2002 primarily in one line item as Loss from Operations of Discontinued Divisions. The net loss for the quarter ended March 31, 2002, was $148,585. The net loss from operation for quarter ended March 31, 2003 was $342,218.


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


     FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

     (1) REVENUES. For the three months ended March 31, 2003, our Company had $ -0- in revenue as compared to $0 in revenue for the three months ended March 31, 2002.

     (2) SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

      THREE MONTHS ENDED MARCH 31, 2003 AND 2002. For the three months ended March 31, 2003, selling, general and administrative expenses increased to $208,062, as compared to $0 for the three months ended March 31, 2002. The increase of $208,062 is the result of discontinued operations in the previous year and accounting for the expenses as a discontinuation of operations. The amount recognized as discontinued operations for the three months ended March 31, 2002 amounted to a loss of $148,585. The general and administrative expenses for 2003 consisted of $144,513 of professional and consulting fees and $63,549 in other general and administrative expenses.

      (3) INTEREST EXPENSE. For the three months ended March 31, 2003, the Company had net other expense of $134,156, compared to $0 in other expense for the three months ended March 31, 2002.

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

     During the first quarter of 2003, convertible debt in the amount of $15,237.84 was converted to common stock resulting in the issuance of 2,551,480 shares of our common stock. As of May 13, 2003, convertible debt in the amount of $240,991 was converted to common stock resulting in the issuance of 48,190,286 shares of our common stock.

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

      WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE, WHICH COULD SEVERELY IMPACT OUR ABILITY TO CONTINUE OPERATIONS

      We have historically lost money in prior years. For the three months ended March 31, 2003, we sustained losses of $342,218. For the years ended December 31, 2002 and December 31, 2001, we sustained losses of $791,272 and $1,742,599, respectively. Future losses are likely to occur. Our independent auditors have noted that our Company may not have significant cash or other material assets to cover its operating costs and to allow it to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.


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


      WE ARE CURRENTLY IN DEFAULT ON OUR CONVERTIBLE DEBENTURES, WHICH COULD RESULT IN FORECLOSURE ON SUBSTANTIALLY ALL OF OUR ASSETS

      We are in default on our obligations under the convertible debentures. Pursuant to the terms of our convertible debentures, the investors may apply a penalty to our Company if we are in default which would increase the amount due to the Investors by at least 30%. This penalty is currently being applied. Our Company has not paid any principal, interest and/or penalties owed under the convertible debentures, nor do we have the funds available to payoff the outstanding balances of the convertible debentures. In connection with the convertible debentures, we entered into security agreements, in which our Company granted a security interest to the Investors covering substantially all of our assets. Because we are in default on the convertible debentures, the Investors may exercise their rights under the security agreements, which include the right to take possession of our assets, sell such assets, and apply the proceeds of such sales to pay down the outstanding balance of the convertible debentures. The Investors have delivered demand letters to our Company with respect to the current default of these convertible debentures and the registration of shares of our common stock underlying the convertible debentures and the penalty provisions contained within the convertible debentures. In the event the Investors decide to foreclose on our assets, we would not be able to prevent the foreclosure, resulting in the sale of some or all of our assets. In such event, we would be forced to reduce or cease our operations.


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

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the first quarter of 2003, convertible debt in the amount of $15,237.84 was converted into common stock, resulting in the issuance of 2,551,480 shares of our common stock. As of May 20, 2003, convertible debt in the amount of $240,991 was converted into common stock, resulting in the issuance of 48,190,286 shares of our common stock.

     On January 13, 2003, 1,500,000 shares at a market value of $0.03 were issued to Sharon Hetman for payment of $45,000 in accounts payable and accrued liabilities.

     On January 20, 2003, 100,000 shares were issued to retain the services of Ronald A. Jones, as an independent director, at a market value of $0.03 per share for a total of $3,000.

     On February 20, 2003, 100,000,000 shares were issued and exchange in accordance with a Share Exchange Agreement, dated March 6, 2003, between the Company and Alliance Towers, Inc.

     Between April 1, 2003 and May 27, 2003, the Company issued 50,711,270 consistency in dates May 20 above and 27 have shares of restricted common stock to investors pursuant to the conversion of convertible debentures. As of May 27, 2003, the remaining principal of convertible debentures is $914,163.06.


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

Dated: July 14, 2004                      CENTRAL WIRELESS, INC.

                                         By:      /S/ KENNETH W. BRAND
                                                  -----------------------
                                                      Kenneth W. Brand
                                                      Chief Executive Officer