Form 10QSB/A
period 2003-06-30
CENTRAL WIRELESS INC
filed 2004-07-14
CIK 814070

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                             CENTRAL WIRELESS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEET
                                 JUNE 30, 2003
                                  (UNAUDITED)


                                     ASSETS
                                                                    (RESTATED)

Current assets
  Cash                                                             $        460
  Prepaid expense and other current assets                                1,605
                                                                   ------------
    Total current assets                                                  2,065

    Tower Site & Improvement cost                                       135,000
    Investment in Alliances                                          10,000,000
                                                                   ------------

                                                                   $ 10,137,065
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities                         $    425,746
  Contract deposits                                                      34,500
  Convertible debentures payable-related parties - current
    portion, net of discounts on conversion features                    648,295
                                                                   ------------
       Total current liabilities                                      1,108,541
                                                                   ------------

Total liabilities                                                     1,108,541

Commitments and contingencies                                                --

Stockholders' equity
  Preferred stock; no par value; 10,000,000 shares
    authorized, no shares issued an outstanding                              --
  Common stock; $0.001 par value; 250,000,000 shares
    authorized, 217,576,964 shares issued and outstanding               217,576
  Additional paid-in capital                                          6,679,340
  Treasury stock                                                        (20,000)
  Accumulated other comprehensive income                              8,000,000
  Accumulated deficit prior to the development stage                 (3,557,147)
  Accumulated deficit during the development stage                   (2,291,245)
                                                                   ------------
    Total stockholders' equity                                        9,028,524
                                                                   ------------

Total liabilities and stockholders' equity                         $ 10,137,065
                                                                   ============


    The accompanying notes are an integral part of these condensed financial statements.

                             CENTRAL WIRELESS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                         For the three months              For the six months
                                                             ended June 30,                   ended June 30,         January 1, 2002
                                                    -----------------------------    -----------------------------       through
                                                        2003              2002             2003              2002      June 30, 2003
                                                     (RESTATED)                         (RESTATED)                      (RESTATED)
                                                    -------------    ------------    -------------    ------------     ------------
Revenues                                            $          --    $         --    $          --    $         --     $         --

Cost of sales                                                  --              --               --              --               --
                                                    -------------    ------------    -------------    ------------     ------------

    Gross loss                                                 --              --               --              --               --

Operating expenses
    General and administrative expenses
      Professional and consulting                         891,946              --        1,036,459              --        1,086,159
      Other general and administrative                     46,819          27,223          110,368          27,223          437,564
                                                    -------------    ------------    -------------    ------------     ------------
    Total general and administrative expenses             938,765          27,223        1,146,827          27,223        1,523,723

Loss from operations                                     (938,765)        (27,223)      (1,146,827)        (27,223)      (1,523,723)

Other income (expense)
    Interest expense                                     (218,994)             --         (353,154)             --         (508,805)
    Other income                                                4              --                8              --                8
                                                    -------------    ------------    -------------    ------------     ------------

Loss before provision for income taxes                 (1,157,755)        (27,223)      (1,499,973)        (27,223)      (2,032,520)

Provision for income taxes                                     --              --               --              --               --
                                                    -------------    ------------    -------------    ------------     ------------

Net loss from continuing operations                    (1,157,755)        (27,223)      (1,499,973)        (27,223)      (2,032,520)

Discontinued operations
    Loss from operations of discontinued divisions             --         (91,960)              --        (240,545)        (266,177)
    Gain on disposal of discontinued divisions                 --              --               --              --            7,452
                                                    -------------    ------------    -------------    ------------     ------------

Loss from discontinued operations                              --         (91,960)              --        (240,545)        (258,725)
                                                    -------------    ------------    -------------    ------------     ------------

Net loss                                            $  (1,157,755)   $   (119,183)   $  (1,499,973)   $   (267,768)    $ (2,291,245)
                                                    =============    ============    =============    ============     ============

Earning per share
    Loss from continuing operations                 $       (0.01)   $      (0.02)   $       (0.01)   $      (0.02)    $      (0.05)
    Loss from discontinued operations                          --           (0.06)              --           (0.16)           (0.01)
                                                    -------------    ------------    -------------    ------------     ------------
    Net loss                                        $       (0.01)   $      (0.08)   $       (0.01)   $      (0.18)    $      (0.05)
                                                    =============    ============    =============    ============     ============

Basic and diluted weighted average
    common shares outstanding                         188,787,476       1,498,444      121,895,473       1,498,444       42,731,436
                                                    =============    ============    =============    ============     ============


    The accompanying notes are an integral part of these condensed financial statements

                             CENTRAL WIRELESS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                     For the three months             For the six months
                                                         ended June 30,                 ended June 30,          January 1, 2002
                                                 ---------------------------     ---------------------------       through
                                                     2003            2002            2003            2002       June 30, 2003
                                                  (RESTATED)                      (RESTATED)                      (RESTATED)
                                                 -----------     -----------     -----------     -----------     -----------
Net loss                                         $(1,157,755)    $  (119,183)    $(1,499,973)    $  (267,768)    $(2,291,245)

Other comprehensive income, net of tax
    Unrealized gain on investment in Alliance
      Towers, Inc.                                 1,000,000              --       8,000,000              --       8,000,000
                                                 -----------     -----------     -----------     -----------     -----------
    Total other comprehensive income,
       net of tax                                  1,000,000              --       8,000,000              --       8,000,000
                                                 -----------     -----------     -----------     -----------     -----------

Total comprehensive income                       $  (157,755)    $  (119,183)    $ 6,500,027     $  (267,768)    $ 5,708,755
                                                 ===========     ===========     ===========     ===========     ===========



    The accompanying notes are an integral part of these condensed financial statements

                             CENTRAL WIRELESS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                                                        Accumulated
                                                         Common Stock                                     Accumulated     Deficit
                                                 -------------------------    Additional                     Other      Prior To The
                                                  Number of                    Paid-in       Treasury    Comprehensive  Development
                                                   Shares         Amount       Capital        Stock         Income         Stage
                                                 -----------   -----------   -----------   -----------    -----------   -----------

Balance, December 31, 2002                         6,127,122   $     6,127   $ 3,549,798   $   (20,000)   $        --   $(3,557,147)

Conversion of debentures                          58,123,862        58,124       252,867                           --            --

Common stock issued for services                  51,824,980        51,825       933,175                           --            --

Common stock issued for accounts payable and
    accrued liabilities                            1,500,000         1,500        43,500            --             --            --

Common stock issued for investment in Alliance
   Towers, Inc.                                  100,000,000       100,000     1,900,000            --             --            --

Other comprehensive income, net of tax                    --            --            --                    8,000,000            --

Net loss                                                  --            --            --            --             --            --
                                                 -----------   -----------   -----------   -----------    -----------   -----------

Balance, June 30, 2004 (RESTATED)                217,575,964   $   217,576   $ 6,679,340   $   (20,000)   $ 8,000,000   $(3,557,147)
                                                 ===========   ===========   ===========   ===========    ===========   ===========


                                                 Accumulated
                                                   Deficit
                                                 During The        Total
                                                 Development    Stockholders'
                                                    Stage         Equity
                                                 -----------    -----------

Balance, December 31, 2002                       $  (791,272)   $  (812,494)

Conversion of debentures                                  --        310,991

Common stock issued for services                          --        985,000

Common stock issued for accounts payable and
    accrued liabilities                                   --         45,000

Common stock issued for investment in Alliance
   Towers, Inc.                                           --      2,000,000

Other comprehensive income, net of tax                    --      8,000,000

Net loss                                          (1,499,973)    (1,499,973)
                                                 -----------    -----------

Balance, June 30, 2004 (RESTATED)                $(2,291,245)   $ 9,028,524
                                                 ===========    ===========

    The accompanying notes are an integral part of these condensed financial statements

                             CENTRAL WIRELESS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                             For the six months
                                                                                ended June 30,          January 1, 2002
                                                                        ----------------------------        through
                                                                           2003              2002        June 30, 2003
                                                                        (RESTATED)                         (RESTATED)
                                                                        -----------      -----------    --------------
Cash flows from operating activities:
  Net loss                                                              $(1,499,973)     $  (267,768)      (2,291,245)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Stock based compensation                                                985,000           24,044        1,118,000
    Amortization of beneficial conversion features of debentures
      and related warrants                                                  295,666            8,828          404,445
    Salaries paid by addition to notes payable                                   --               --           88,720
  Changes in operating assets and liabilities:
    Accounts receivable                                                          --          132,743            7,789
    Prepaid expenses                                                            395               --              395
    Bank overdraft                                                               --               --          (10,781)
    Change in accounts payable and accrued expenses                         126,495               --          252,826
    Change in contract deposits                                              34,500               --           34,500
    Other                                                                        --           15,153           31,411
                                                                        -----------      -----------      -----------
      Net cash used by operating activities                                 (57,917)         (87,000)        (363,940)

Cash flows from investing activities:
  Site acquisition deposit                                                       --               --         (135,000)
  Proceeds from sales of equipment                                               --           22,000               --
                                                                        -----------      -----------      -----------
      Net cash provided (used) by investing activities                           --           22,000         (135,000)

Cash flows from financing activities:
  Change in due to stockholder                                                   --           25,000               --
  Proceeds from borrowing on notes payable-related parties                       --           40,000          519,400
  Treasury stock purchase                                                        --               --          (20,000)
                                                                        -----------      -----------      -----------
      Net cash provided by financing activities                                  --           65,000          499,400
                                                                        -----------      -----------      -----------

Net change in cash                                                          (57,917)              --              460

Cash, beginning of period                                                    58,377               --               --
                                                                        -----------      -----------      -----------

Cash, end of period                                                     $       460      $        --      $       460
                                                                        ===========      ===========      ===========

Supplemental disclosure of cash flow information:
  Cash paid for income taxes                                            $        --      $        --      $        --
                                                                        ===========      ===========      ===========
  Cash paid for interest                                                $        --      $        --      $        --
                                                                        ===========      ===========      ===========

Schedule of non-cash operating, investing and financing activities:
  Conversion of debentures to common stock                              $   310,991      $        --      $   310,991
                                                                        ===========      ===========      ===========

Issuance of 100,000,000 shares for investment in Alliance
    Towers, Inc.                                                        $ 2,000,000      $        --      $ 2,000,000
                                                                        ===========      ===========      ===========

Issuance of 1,500,000 shares for payment of accounts payable
    and accrued liabilities                                             $    45,000      $        --      $    45,000
                                                                        ===========      ===========      ===========

    The accompanying notes are an integral part of these condensed financial statements

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

      The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of June 30, 2003 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

      The Company issued no stock and granted no warrants or options to employees for compensation for the six months ended June 30, 2003 and 2002.

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

                             CENTRAL WIRELESS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.    RESTATED FINANCIAL STATEMENTS

      Subsequent to the issuance of the Company's financial statements, management became aware that those financial statements did not reflect account balances properly for the six months ended June 30, 2003. Properly accounting of these items in the revised financial statements has the following effect:

                                                                           For the six
                                                        For the six       months ended        RESTATED
                                                       months ended       June 30, 2003       Increase
                                                       June 30, 2003       (RESTATED)        (Decrease)
                                                      ---------------    --------------    --------------
      Revenues                                        $            --    $           --    $           --
      Expenses                                              1,106,327         1,146,827            40,500
                                                      ---------------    --------------    --------------
      Loss from operations                                 (1,106,327)       (1,146,827)           40,500
      Other expense                                          (353,146)         (353,146)               --
                                                      ----------------   ---------------   --------------
      Loss before provision for income taxes               (1,459,473)       (1,499,973)           40,500
      Provision for income taxes                                   --                --                --
                                                      ---------------    --------------    --------------
      Net loss                                        $    (1,459,473)   $   (1,499,973)   $       40,500
                                                      ===============    ==============    ==============

      Basic and diluted loss per common share         $         (0.01)   $        (0.01)   $           --
                                                      ===============    ==============    ==============

      Basic and diluted weighted average common
         common shares outstanding                        121,895,473        121,895,473               --
                                                      ===============    ===============   ==============

      For the six months ended June 30, 2003, the change in the statement of operations was related to adjusting the valuation of common stock issued for services based on the fair value of the common stock.

3.    INVESTMENT IN ALLIANCE TOWERS, INC.

      During February 2003, the Company entered into a Share Exchange Agreement with the Company's CEO and two other individuals whereby the Company agreed to exchange 100,000,000 unregistered common shares of Alliance from these individuals in exchange for 100,000,000 shares of the Company's common stock. On the date of the transaction both Alliance's and the Company's shares were trading at $0.02 per share. Accordingly, the Company recorded the value of the investment at $2,000,000. The Company has classified this marketable security as an available for sale security and accordingly, records the investment at fair market value, or $10,000,000 as of June 30, 2003. Accordingly, the Company recorded an unrealized gain on investment in Alliance totaling $8,000,000 and $0.00, which has been reported as other comprehensive income for the six months ended June 30, 2003 and 2002, respectively.

4.    CONVERTIBLE DEBENTURES-RELATED PARTIES, NET OF DISCOUNTS

      During the six months ended June 30, 2003 the Company issued 58,123,862 shares of common stock for conversion of principal totaling $310,991 related to the convertible debentures.

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


         Going Concern

         The Company's auditors stated in their reports on the financial statements of the Company for the period ended December 31, 2001 and 2002 that the Company is dependent on outside financing and has had losses that raise substantial doubt about our ability to continue as a going concern. For the six months ended June 30, 2003 and 2002, Central Wireless incurred a net loss of $1,499,973 and $267,768 respectively. As of June 30, 2003, Central Wireless had an accumulated deficit since re-entering the development stage of $2,291,245. Management is actively seeking customers for its services. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Also, Central Wireless has limited financial resources and is in default on certain notes payable to shareholders and convertible debentures. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management intends to attempt to obtain additional tower projects and generate cash flow to allow the Company to meet its obligations and grow in the future.

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

      The Company issued no stock and granted no warrants or options to employees for compensation for the six months ended June 30, 2003 and 2002.

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

Restated Financial Statements

      Subsequent to the issuance of the Company's financial statements, management became aware that those financial statements did not reflect account balances properly for the six months ended June 30, 2003. Properly accounting of these items in the revised financial statements has the following effect:

                                                                     For the six
                                                  For the six       months ended        RESTATED
                                                 months ended       June 30, 2003       Increase
                                                 June 30, 2003       (RESTATED)        (Decrease)
                                                ---------------    --------------    --------------
Revenues                                        $            --    $           --    $           --
Expenses                                              1,106,327         1,146,827            40,500
                                                ---------------    --------------    --------------
Loss from operations                                 (1,106,327)       (1,146,827)           40,500
Other expense                                          (353,146)         (353,146)               --
                                                ----------------   ---------------   --------------
Loss before provision for income taxes               (1,459,473)       (1,499,973)           40,500
Provision for income taxes                                   --                --                --
                                                ---------------    --------------    --------------
Net loss                                        $    (1,459,473)   $   (1,499,973)   $       40,500
                                                ===============    ==============    ==============

Basic and diluted loss per common share         $         (0.01)   $        (0.01)   $           --
                                                ===============    ==============    ==============

Basic and diluted weighted average common
   common shares outstanding                        121,895,473        121,895,473               --
                                                ===============    ===============   ==============

      For the six months ended June 30, 2003, the change in the statement of operations was related to adjusting the valuation of common stock issued for services based on the fair value of the common stock.

         Results Of Operations

         Central Wireless ceased all operations of its prior business activities in January 2002. In accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Discontinued Events and Extraordinary Items, Central Wireless has presented the operating results related to these businesses for the six months ended June 30, 2002 primarily in one line item as Loss from Operations of Discontinued Divisions. The net loss for the six months ended June 30, 2003, was $1,499,973. The net loss for six months ended June 30, 2002 was $267,768, which consisted of mainly the loss from discontinued operations.

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


Six Months And Three Months Ended June 30, 2003 And 2002


         Revenues

         For the six months ended June 30, 2003 and 2002, Central Wireless had $-0 and $-0- respectively in revenue. For the three months ended June 30, 2003 and 2002, Central Wireless had $-0- and $-0- respectively in revenue. Central Wireless expects to generate revenue by the end of this fiscal year.


         General And Administrative Expenses.

         For the six months ended June 30, 2003 and 2002, general and administrative expenses were $1,146,827 and $27,223 respectively. For the 2003 six month period, the expense consisted of $110,368 of general and administrative fees and $1,036,459 in professional fees. In the 2002 six month period, the expenses consisted entirely of $27,223 of general and administrative expenses. For the three months ended June 30, 2003 and 2002, general and administrative expenses were $938,769 and $27,223 respectively. For the 2003 three month period, the expense consisted of $46,819 of general and administrative fees and $891,946 in professional fees. In the 2002 three month period, the expenses consisted entirely of $27,223 of general and administrative expenses.

         Interest Expenses

      For the six months ended June 30, 2003 and June 30, 2002, the Company had interest expense of $353,154 and $-0-, respectively. For the three month period ended June 30, 2003 and June 30, 2002, the Company had interest expense of $218,994 and $-0-, respectively.


         Net loss

         For the six months ended June 30, 2003, Central Wireless had a net loss of $1,499,973, or $0.01 per share, which consisted the selling, general and administrative expenses. In the same period for 2002, Central Wireless' had a net loss of $267,768, or $0.18 per share, which consisted mainly of the amount recognized as discontinued operations of $240,545. For the three months ended June 30, 2003, Central Wireless had a net loss of $1,157,755, or $0.01 per share, which consisted the selling, general and administrative expenses. In the same period for 2002, Central Wireless' had a net loss of $119,183, or $0.08 per share, which consisted mainly of the amount recognized as discontinued operations of $91,960.


         Liquidity And Capital Resources


         Working Capital

      As of June 30, 2003 Central Wireless had a net working capital deficit for six months ended June 30, 2003 of $1,106,476 versus a net working capital deficit of $816,411 for June 30, 2002. Cash consisted of $460 as of June 30, 2003. The liabilities consist of notes from before the change of control as well as the issuance of notes since the change of control through December 31, 2002. Additionally, accounts payable and accrued liabilities, which arose prior to Central Wireless's change of control as of June 28, 2002, as well as activity through June 30, 2003 have caused a deficit in net working capital.

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

      As of June 30, 2003, Central Wireless is contemplating a proposed financing transaction pursuant to which the Company would enter into a Securities Purchase Agreement and a Private Equity Line of Credit Agreement with one or more of the following parties: AJW Partners, LLC/AJW Qualified Partners, LLC, AJW Offshore, Ltd/New Millennium Capital Partners II, LLC and Equilibrium Equity, LLC. Pursuant to the terms of the proposed Securities Purchase Agreement, some of these entities would purchase a total of Two Hundred Thousand Dollars ($200,000) of 12% convertible debentures from the Company and warrants to purchase Six Hundred Thousand (600,000) shares of the Company's common stock. The convertible debentures would have a one-year term and the warrants would have to be exercised within five (5) years from the date of issuance.

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


         Cash Flow From Operating Activity

         Net cash used by Operating Activities for the six months ended June 30, 2003 and 2002 was $57,917 and $87,000 respectively. The use of cash from operating activities through June 30, 2002 is in connection with the discontinuation of activities. During the same period of 2003, the use of cash related to the Company's initial telecommunications activities. Moreover, Central Wireless net loss of $1,499,973 was offset by non cash items including mainly $985,000 for stock issued for services and $295,666 for amortization of beneficial conversion feature of debentures and warrants.


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


         We Have Historically Lost Money And Losses May Continue In The Future, Which Could Severely Impact Our Ability To Continue Operations

         We have historically lost money in prior years. For the six months ended June 30, 2003, we sustained losses of $1,499,973. For the six months ended June 30, 2002, we had sustained losses of $267,768. Future losses are likely to occur. Our independent auditors have noted that our Company may not have significant cash or other material assets to cover its operating costs and to allow it to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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