Form 10QSB/A
period 2003-09-30
CENTRAL WIRELESS INC
filed 2004-07-14
CIK 814070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 2 TO
                                   FORM 10-QSB

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

                                     PART I
ITEM 1. FINANCIAL STATEMETS

                             CENTRAL WIRELESS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                  (UNAUDITED)


                                     ASSETS
                                                                     (RESTATED)
Current assets
    Cash                                                            $       148
    Accounts receivable                                                   1,000
    Prepaid expense and other current assets                              6,853
                                                                    -----------
       Total current assets                                               8,001

Tower site and improvement costs                                        135,000
Investment in Alliance Towers, Inc.                                   5,000,000
                                                                    -----------

Total assets                                                        $ 5,143,001
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued liabilities                        $   418,420
    Contract deposits                                                    10,000
    Convertible debentures payable-related parties - current
       portion, net of discounts on conversion features                 832,429
                                                                    -----------
          Total current liabilities                                   1,260,849
                                                                    -----------

Total liabilities                                                     1,260,849

Commitments and contingencies                                                --

Stockholders' equity
    Preferred stock; no par value; 10,000,000 shares
       authorized, no shares issued an outstanding                           --
    Common stock; $0.001 par value; 2,000,000,000 shares
       authorized, 252,387,768 shares issued and outstanding            252,387
    Additional paid-in capital                                        6,895,572
    Treasury stock                                                      (20,000)
    Accumulated other comprehensive income                            3,000,000
    Accumulated deficit prior to the development stage               (3,557,147)
    Accumulated deficit during the development stage                 (2,688,660)
                                                                    -----------
       Total stockholders' equity                                     3,882,152
                                                                    -----------

Total liabilities and stockholders' equity                          $ 5,143,001
                                                                    ===========


    The accompanying notes are an integral part of these condensed financial statements

                             CENTRAL WIRELESS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                         For the three months           For the nine months
                                                          ended September 30,           ended September 30,       January 1, 2002
                                                    ---------------------------    ----------------------------       through
                                                        2003           2002             2003            2002     September 30, 2003
                                                     (RESTATED)                      (RESTATED)                    (RESTATED)
                                                    -------------   -----------    -------------    -----------  ------------------
Revenues                                            $      25,500   $        --    $      25,500    $        --    $      25,500

Cost of sales                                              10,934            --           10,934             --           10,934
                                                    -------------   -----------    -------------    -----------    -------------

   Gross loss                                              14,566            --           14,566             --           14,566

Operating expenses
   General and administrative expenses
     Professional and consulting                          113,599            --        1,150,058             --        1,199,758
     Other general and administrative                     118,205       280,658          228,573        307,881          555,769
                                                    -------------   -----------    -------------    -----------    -------------
   Total general and administrative expenses              231,804       280,658        1,378,631        307,881        1,755,527

Loss from operations                                     (217,238)     (280,658)      (1,364,065)      (307,881)      (1,740,961)

Other income (expense)
   Interest expense                                      (180,177)           --         (533,331)            --         (688,982)
   Other income                                                --            --                8             --                8
                                                    -------------   -----------    -------------    -----------    -------------

Loss before provision for income taxes                   (397,415)     (280,658)      (1,897,388)      (307,881)      (2,429,935)

Provision for income taxes                                     --            --               --             --               --
                                                    -------------   -----------    -------------    -----------    -------------

Net loss from continuing operations                      (397,415)     (280,658)      (1,897,388)      (307,881)      (2,429,935)

Discontinued operations
   Loss from operations of discontinued divisions              --            --               --       (240,545)        (266,177)
   Gain on disposal of discontinued divisions                  --            --               --             --            7,452
                                                    -------------   -----------    -------------    -----------    -------------

Loss from discontinued operations                              --            --               --       (240,545)        (258,725)
                                                    -------------   -----------    -------------    -----------    -------------

Net loss                                            $    (397,415)  $  (280,658)   $  (1,897,388)   $  (548,426)   $  (2,688,660)
                                                    =============   ===========    =============    ===========    =============

Earning per share
   Loss from continuing operations                  $       (0.00)  $     (0.05)   $       (0.01)   $     (0.10)   $       (0.03)
   Loss from discontinued operations                           --            --               --          (0.08)           (0.00)
                                                    -------------   -----------    -------------    -----------    -------------
   Net loss                                         $       (0.00)  $     (0.05)   $       (0.01)   $     (0.18)   $       (0.04)
                                                    =============   ===========    =============    ===========    =============

Basic and diluted weighted average
   common shares outstanding                          235,979,810     6,233,511      159,895,770      3,128,570       70,524,003
                                                    =============   ===========    =============    ===========    =============


    The accompanying notes are an integral part of these condensed financial statements

                             CENTRAL WIRELESS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
               CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)

                                                     For the three months             For the six months
                                                      ended September 30,             ended September 30,        January 1, 2002
                                                 ---------------------------     ---------------------------        through
                                                     2003            2002            2003            2002      September 30, 2003
                                                  (RESTATED)                      (RESTATED)                       (RESTATED)
                                                 -----------     -----------     -----------     -----------   ------------------
Net loss                                         $  (397,415)    $  (280,658)    $(1,897,388)    $  (548,426)     $(2,688,660)

Other comprehensive income (loss), net of tax
    Unrealized gain (loss) on investment in
      Alliance Towers, Inc.                       (5,000,000)             --       3,000,000              --        3,000,000
                                                 -----------     -----------     -----------     -----------      -----------
    Total other comprehensive income (loss),
       net of tax                                 (5,000,000)             --       3,000,000              --        3,000,000
                                                 -----------     -----------     -----------     -----------      -----------

Total comprehensive income (loss)                $(5,397,415)    $  (280,658)    $ 1,102,612     $  (548,426)     $   311,340
                                                 ===========     ===========     ===========     ===========      ===========

    The accompanying notes are an integral part of these condensed financial statements

                             CENTRAL WIRELESS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                                                        Accumulated
                                                    Common Stock                                         Accumulated      Deficit
                                            --------------------------     Additional                       Other       Prior To The
                                             Number of                      Paid-in        Treasury     Comprehensive   Development
                                              Shares          Amount        Capital         Stock          Income          Stage
                                            -----------    -----------    -----------    -----------     -----------    -----------
Balance, December 31, 2002                    6,127,122    $     6,127    $ 3,549,798    $   (20,000)    $        --    $(3,557,147)

Conversion of debentures                     86,934,666         86,935        390,745                             --             --

Common stock issued for services             51,824,980         51,825        933,175                             --             --

Common stock issued for accounts payable
    and accrued liabilities                   6,000,000          6,000         90,750             --              --             --

Common stock issued for due to related
    party                                     1,500,000          1,500         15,750             --              --             --

Common stock issued for investment in
   Alliance Towers, Inc.                    100,000,000        100,000      1,900,000             --              --             --

Beneficial conversion feature on
   convertible notes payable-related
   parties, and related warrants                     --             --         15,354             --              --             --

Other comprehensive income, net of tax               --             --             --                      3,000,000             --

Net loss                                             --             --             --             --              --             --
                                            -----------    -----------    -----------    -----------     -----------    -----------

Balance, September, 2004 (RESTATED)         252,386,768    $   252,387    $ 6,895,572    $   (20,000)    $ 3,000,000    $(3,557,147)
                                            ===========    ===========    ===========    ===========     ===========    ===========

                                            Accumulated
                                              Deficit
                                             During The        Total
                                            Development    Stockholders'
                                               Stage           Equity
                                            -----------    -------------
Balance, December 31, 2002                  $  (791,272)    $  (812,494)

Conversion of debentures                             --         477,680

Common stock issued for services                     --         985,000

Common stock issued for accounts payable
    and accrued liabilities                          --          96,750

Common stock issued for due to related
    party                                            --          17,250

Common stock issued for investment in
   Alliance Towers, Inc.                             --       2,000,000

Beneficial conversion feature on
   convertible notes payable-related
   parties, and related warrants                     --          15,354

Other comprehensive income, net of tax               --       3,000,000

Net loss                                     (1,897,388)     (1,897,388)
                                            -----------     -----------

Balance, September, 2004 (RESTATED)          $(2,688,660)    $ 3,882,152
                                            ===========     ===========

    The accompanying notes are an integral part of these condensed financial statements

                             CENTRAL WIRELESS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                            For the nine months
                                                                            ended September 30,         January 1, 2002
                                                                       ---------------------------        through
                                                                           2003              2002      September 30, 2003
                                                                        (RESTATED)                         (RESTATED)
                                                                       -----------     -----------     ------------------
Cash flows from operating activities:
    Net loss                                                           $(1,897,388)    $  (548,426)        (2,688,660)
    Adjustments to reconcile net loss to net
     cash used by operating activities:
      Stock based compensation                                             985,000          24,044          1,118,000
      Amortization of beneficial conversion features of debentures
         and related warrants                                              461,843          53,529            570,622
      Salaries paid by addition to notes payable                                --              --             88,720
    Changes in operating assets and liabilities:
      Accounts receivable                                                   (1,000)             --              6,789
      Prepaid expenses                                                      (4,853)         (4,400)            (4,853)
      Bank overdraft                                                            --              --            (10,781)
      Change in accounts payable and accrued expenses                      170,919         178,348            297,250
      Change in contract deposits                                           10,000              --             10,000
      Other                                                                     --          15,255             31,411
                                                                       -----------     -----------        -----------
         Net cash used by operating activities                            (275,479)       (281,650)          (581,502)

Cash flows from investing activities:
    Site acquisition deposit                                                    --         (90,000)          (135,000)
    Proceeds from sales of equipment                                            --          22,000                 --
                                                                       -----------     -----------        -----------
         Net cash provided (used) by investing activities                       --         (68,000)          (135,000)

Cash flows from financing activities:
    Change in due to stockholder                                            17,250          25,000             17,250
    Proceeds from borrowing on notes payable-related parties               200,000         366,600            719,400
    Treasury stock purchase                                                     --              --            (20,000)
                                                                       -----------     -----------        -----------
         Net cash provided by financing activities                         217,250         391,600            716,650
                                                                       -----------     -----------        -----------

Net change in cash                                                         (58,229)         41,950                148

Cash, beginning of period                                                   58,377              --                 --
                                                                       -----------     -----------        -----------

Cash, end of period                                                    $       148     $    41,950        $       148
                                                                       ===========     ===========        ===========

Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                         $        --     $        --        $        --
                                                                       ===========     ===========        ===========
    Cash paid for interest                                             $        --     $        --        $        --
                                                                       ===========     ===========        ===========

Schedule of non-cash operating, investing and financing activities:
    Conversion of debentures to common stock                           $   477,680     $        --        $   477,680
                                                                       ===========     ===========        ===========

    Issuance of 100,000,000 shares for investment in Alliance
      Towers, Inc.                                                     $ 2,000,000     $        --        $ 2,000,000
                                                                       ===========     ===========        ===========

    Issuance of 6,000,000 shares for payment of accounts payable
      and accrued liabilities                                          $    96,750     $        --        $    96,750
                                                                       ===========     ===========        ===========

    Issuance of 1,500,000 shares of common stock for due
      to related party                                                 $    17,250     $        --        $    17,250
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

      The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of September 30, 2003 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

      The Company issued no stock and granted no warrants or options to employees for compensation for the nine months ended September 30, 2003 and 2002.

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

2.    RESTATED FINANCIAL STATEMENTS

      Subsequent to the issuance of the Company's financial statements, management became aware that those financial statements did not reflect account balances properly for the nine months ended September 30, 2003. Properly accounting of these items in the revised financial statements has the following effect:

                                                                               For the nine
                                                         For the nine          months ended             RESTATED
                                                         months ended       September 30, 2003          Increase
                                                      September 30, 2003        (RESTATED)             (Decrease)
                                                     ------------------     ------------------     ------------------
      Revenues                                       $           25,500     $           25,500     $               --
      Expenses                                                1,349,065              1,389,565                 40,500
                                                     ------------------     ------------------     ------------------
      Loss from operations                                   (1,323,565)            (1,364,065)                40,500
      Other expense                                            (531,556)              (533,323)                 1,767
                                                     -------------------    -------------------    ------------------
      Loss before provision for income taxes                 (1,855,121)            (1,897,388)                42,267
      Provision for income taxes                                     --                     --                     --
                                                     ------------------     ------------------     ------------------
      Net loss                                       $       (1,855,121)    $       (1,499,973)    $           42,267
                                                     ==================     ==================     ==================

      Basic and diluted loss per common share        $            (0.01)    $            (0.01)    $               --
                                                     ==================     ==================     ==================

      Basic and diluted weighted average common
         common shares outstanding                          159,895,770             159,895,770                    --
                                                     ==================     ===================    ==================

      For the nine months ended September 30, 2003, the change in the statement of operations was primarily related to adjusting the valuation of common stock issued for services based on the fair value of the common stock.

3.    INVESTMENT IN ALLIANCE TOWERS, INC.

      During February 2003, the Company entered into a Share Exchange Agreement with the Company's CEO and two other individuals whereby the Company agreed to exchange 100,000,000 unregistered common shares of Alliance from these individuals in exchange for 100,000,000 shares of the Company's common stock. On the date of the transaction both Alliance's and the Company's shares were trading at $0.02 per share. Accordingly, the Company recorded the value of the investment at $2,000,000. The Company has classified this marketable security as an available for sale security and accordingly, records the investment at fair market value, or $5,000,000 as of September 30, 2003. Accordingly, the Company recorded an unrealized gain on investment in Alliance totaling $3,000,000 and $0.00, which has been reported as other comprehensive income for the nine months ended September 30, 2003 and 2002, respectively.

4.    CONVERTIBLE DEBENTURES-RELATED PARTIES, NET OF DISCOUNTS

      During August 2003, the Company issued a convertible debenture totaling $200,000 payable to stockholders, collateralized by the Company's assets, with interest payable quarterly at a rate of 12%,increasing to 15% on default, payable August 2004. The debenture is convertible at the lesser of $0.005 or 50% of the lowest three bid prices over the twenty trading days prior to conversions. The debenture has 800,000 attached warrants to purchase the Company's common stock at the lesser of $0.005 or the average of the lowest three bid prices over the twenty trading days prior to exercise. The Company recorded the estimated value of the conversion feature and warrants (total of $15,354) as a discount to the debt which is being amortized and charged to interest expense over one year under the interest method.

      During the nine months ended September 30, 2003 the Company issued 86,934,666 shares of common stock for conversion of principal totaling $477,680 related to the convertible debentures.

5.    RELATED PARTY TRANSACTION

      Stock issuances - During August 2003, the Company issued 1,500,000 shares of the Company's common stock in satisfaction of due to stockholder totaling $17,250.

6.    STOCKHOLDERS' EQUITY

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

      Going Concern

      The Company's auditors stated in their reports on the financial statements of the Company for the period ended December 31, 2002 and 2001 that the Company is dependent on outside financing and has had losses that raise substantial doubt about our ability to continue as a going concern. For the nine months ended September 30, 2003 and 2002, the Company incurred a net loss of $1,897,388 and $548,426, respectively. The Company had an accumulated deficit since re-entering the development stage of $2,688,660 as of September 30, 2003. Management is actively seeking additional tower projects. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

      The Company issued no stock and granted no warrants or options to employees for compensation for the nine months ended September 30, 2003 and 2002.

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

Restated Financial Statements

      Subsequent to the issuance of the Company's financial statements, management became aware that those financial statements did not reflect account balances properly for the nine months ended September 30, 2003. Properly accounting of these items in the revised financial statements has the following effect:

                                                                               For the nine
                                                         For the nine          months ended             RESTATED
                                                         months ended       September 30, 2003          Increase
                                                      September 30, 2003        (RESTATED)             (Decrease)
                                                     ------------------     ------------------     ------------------
      Revenues                                       $           25,500     $           25,500     $               --
      Expenses                                                1,349,065              1,389,565                 40,500
                                                     ------------------     ------------------     ------------------
      Loss from operations                                   (1,323,565)            (1,364,065)                40,500
      Other expense                                            (531,556)              (533,323)                 1,767
                                                     -------------------    -------------------    ------------------
      Loss before provision for income taxes                 (1,855,121)            (1,897,388)                42,267
      Provision for income taxes                                     --                     --                     --
                                                     ------------------     ------------------     ------------------
      Net loss                                       $       (1,855,121)    $       (1,499,973)    $           42,267
                                                     ==================     ==================     ==================

      Basic and diluted loss per common share        $            (0.01)    $            (0.01)    $               --
                                                     ==================     ==================     ==================

      Basic and diluted weighted average common
         common shares outstanding                          159,895,770             159,895,770                    --
                                                     ==================     ===================    ==================

      For the nine months ended September 30, 2003, the change in the statement of operations was primarily related to adjusting the valuation of common stock issued for services based on the fair value of the common stock.


      Results of Operations

      The Company ceased all operations of its prior business activities in January 2002. In accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Discontinued Events and Extraordinary Items, the Company has presented the operating results related to these businesses for the nine months ended September 30, 2002 primarily in one line item as Loss from Operations of Discontinued Divisions. The net loss for the nine months ended September 30, 2003, was $1,897,388. The net loss for nine months ended September 30, 2002 was $548,426.

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

      Nine Months Ended September 30, 2003 And 2002

      Revenues

      For the nine months ended September 30, 2003 and 2002, our Company had $25,500 and $0 in revenue respectively. The revenue in the 2003 period was a result of site acquisition work on three tower sites completed in December 2003. The site acquisition expense related to this revenue was $10,934.

      General and Administrative Expenses

      For the nine month period ended September 30, 2003, the Company had general and administrative expenses of $1,378,631. Of this amount, $1,150,058 was professional and consulting expenses and $228,573 was general and administrative expenses. During the nine month period ended September 30, 2002, the Company had $307,881 in general and administrative expenses. The amount recognized as discontinued operations for the nine months ended September 30, 2002 amounted to a loss of $240,545.

      Interest Expenses

      For the nine months ended September 30, 2003 and September 30, 2002, the Company had net interest expense of $533,331 and $0, respectively.

      Net Loss

      For the nine month period ended September 30, 2003, the Company had a net loss of $1,897,388, or $0.01 per share, compared to a net loss of $548,426, or $0.18 per share, for the same period in 2002. While Central Wireless has some revenue in the 2003 period, the increase in net loss of $1,306,695 was mainly due to the increase in interest, professional and site acquisition expenses.

      Three Months Ended September 30, 2003 And 2002

      Revenues

      For the three months ended September 30, 2003 and 2002, our Company had $25,500 and $0 in revenue respectively.

      Selling, General And Administrative Expenses

      For the three months ended September 30, 2003 and 2002 expenses totaled $231,804 and $280,658, respectively. Of this total, general and administrative expenses were $118,205 and $280,658, respectively, for the three month periods ended September 30, 2003 and September 30, 2002. In the 2003 period, the Company also had $113,599 in professional and consulting expenses.

      Interest Expense

      For the three month period ended September 30, 2003, the Company had interest expenses of $180,177. During the three month period ended September 30, 2002, the Company did not have interest, professional or site acquisition expenses.

      Net Loss

      For the three month period ended September 30, 2003, the Company had a net loss of 397,415, compared to a net loss of $280,658 for the same period in 2002. While Central Wireless has some revenue in the 2003 period, the increase in net loss of $116,757 was mainly due to the increase in interest, professional and site acquisition expenses, but offset with a decrease in general and administrative expenses.

      Liquidity and Capital Resources

      Working Capital

      The Company had a net working capital deficit as of September 30, 2003 of $1,252,848 versus a net working capital deficit of $845,925 for September 30, 2002. Cash consisted of $148 as of September 30, 2003. The liabilities consist of Notes from before the change of control as well as the issuance of Note's since the change of control through September 30, 2003. Additionally, accounts payable and accrued liabilities, which arose prior to the Company's change of control as of June 28, 2002, as well as activity through September 30, 2003 have caused a deficit in net working capital.

      At September 30, 2003, the Company's current assets were $8,001 compared to $46,350 at September 30, 2002. The Company's current liabilities as at September 30, 2003 were $1,260,849 compared to $892,275 at September 30, 2002. The Company has no assured financial resources available to meet its September 30, 2003 working capital deficit of $1,252,848.

      Cash Flow From Operating Activity

      Net cash used by Operating Activities for the nine months ended September 30, 2003 and 2002 was $275,479 and $281,650 respectively. The use of cash from operating activities through September 30, 2002 is in connection with the discontinuation of activities. During the same period of 2003, the use of cash related to the Company's initial telecommunications activities.

      Cash Flow From Investing Activity

      For nine months ended September 30, 2003, no cash was provided from investing activities. During the nine months ended September 30, 2002, the net cash used by investing activities was $68,000 which related to a sale of Vistastream equipment from our discontinued operations in 2002 and a use of cash for site acquisition deposit.

      Cash Flow From Financing Activity

      Cash flows from financing activities for the nine months ended September 30, 2003 and 2002 were $217,250 and $391,600 respectively. Cash provided during the nine months ended September 30, 2003 was due to issuance of debentures. Cash provided for the nine months ended September 30, 2002, was due to an issuance of debentures and advances from a stockholder.

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

      We Have Historically Lost Money And Losses May Continue In The Future, Which Could Severely Impact Our Ability To Continue Operations

      We have historically lost money in prior years. For the nine months ended September 30, 2003, we sustained losses of $1,897,388. For the nine months ended September 30, 2002, we had sustained losses of $548,426. Future losses are likely to occur. Our independent auditors have noted that our Company may not have significant cash or other material assets to cover its operating costs and to allow it to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      During the third quarter of 2003, convertible debt in the amount of $166,689 was converted into common stock, resulting in the issuance of 28,810,804 shares of our common stock. Through November 3, 2003, convertible debt in the amount of $504,370 has been converted into common stock, resulting in the issuance of 94,791,296 shares of our common stock.

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