Form 10QSB
period 2004-06-30
CENTRAL WIRELESS INC
filed 2004-08-16
CIK 814070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended JUNE 30, 2004

|_| Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from _________ TO __________

                          COMMISSION FILE NO. 033-14065

                             CENTRAL WIRELESS, INC.
             (Exact name of registrant as specified in its charter)


                 UTAH                                 87-0476117
     (State or other jurisdiction       (I.R.S. Employer Identification Number)
    of incorporation or organization)


                2040 BISPHAM RD, SARASOTA, FL                      34231
                -----------------------------                      -----
           (Address of principal executive offices)              (Zip Code)

     Registrant's telephone number, including area code:      (941) 929-1534
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

      As of August 9, 2004, there were 821,492,452 shares outstanding of issuer's common stock.

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS

                             CENTRAL WIRELESS, INC.
                            CONDENSED BALANCE SHEET
                                  (UNAUDITED)

                                                  ASSETS
                                                                    June 30,
                                                                      2004
                                                                  -----------
Current assets
    Cash                                                          $    17,684
    Accounts receivable-related party                                 841,330
    Inventory                                                         127,750
    Prepaid expense and other current assets                           11,053
                                                                  -----------
      Total current assets                                            997,817

Investment in Alliance Towers, Inc.                                 1,900,000
                                                                  -----------

Total assets                                                      $ 2,897,817
                                                                  ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued liabilities                      $   847,721
    Due to stockholder                                                 20,883
    Convertible debentures - current portion, net of
      discounts on conversion features                                616,682
                                                                  -----------
         Total current liabilities                                  1,485,286

    Convertible debentures - long-term portion, net of
      discounts on conversion features                                366,226
                                                                  -----------

Total liabilities                                                   1,851,512

Commitments and contingencies                                              --

Stockholders' equity
    Preferred stock; no par value; 10,000,000 shares
      authorized, no shares issued an outstanding                          --
    Common stock; $0.001 par value; 2,000,000,000 shares
      authorized, 821,492,452 shares issued and outstanding           821,492
    Additional paid-in capital                                      7,649,076
    Accumulated other comprehensive income                           (100,000)
    Accumulated deficit                                            (7,324,263)
                                                                  -----------
      Total stockholders' equity                                    1,046,305
                                                                  -----------

Total liabilities and stockholders' equity                        $ 2,897,817
                                                                  ===========


                 The Accompanying Notes are an integral part of
                      these Condensed Financial Statements


                             CENTRAL WIRELESS, INC.
                       CONDENSED STATEMENTS OF OPERAIONTS
                                   (UNAUDITED)

                                                         For the three months                For the six months
                                                            ended June 30                       ended June 30,
                                                      ------------------------------    ------------------------------
                                                          2004             2003              2004             2003
                                                      -------------    -------------    -------------    -------------

Revenues                                                    127,500    $          --    $     329,577    $          --

Cost of sales                                                 5,599               --          173,332               --
                                                      -------------    -------------    -------------    -------------

   Gross loss                                               121,901               --          156,245               --

Operating expenses
   General and administrative expenses
     Professional and consulting                             23,500          891,946           56,250        1,036,459
     Other general and administrative                       127,109           46,819          217,380          110,368
                                                      -------------    -------------    -------------    -------------
   Total general and administrative expenses                150,609          938,765          273,630        1,146,827

Loss from operations                                        (28,708)        (938,765)        (117,385)      (1,146,827)

Other income (expense)
   Interest expense                                         (58,620)        (218,994)         (91,013)        (353,154)
   Other income                                                  --                4               --                8
                                                      -------------    -------------    -------------    -------------

Loss before provision for income taxes                      (87,328)      (1,157,755)        (208,398)      (1,499,973)

Provision for income taxes                                       --               --               --               --
                                                      -------------    -------------    -------------    -------------

Net loss                                                    (87,328)      (1,157,755)        (208,398)      (1,499,973)
                                                      -------------    -------------    -------------    -------------

Other comprehensive income (loss), net of tax
   Unrealized gain (loss) on investment in Alliance
     Towers, Inc.                                          (100,000)       1,000,000       (2,100,000)       8,000,000
                                                      -------------    -------------    -------------    -------------

Total comprehensive income (loss)                     $    (187,328)   $    (157,755)   $  (2,308,398)   $   6,500,027
                                                      =============    =============    =============    =============

Basic and diluted loss per common share               $       (0.00)   $       (0.01)   $       (0.00)   $       (0.01)
                                                      =============    =============    =============    =============

Basic and diluted weighted average
   common shares outstanding                            814,862,863      188,787,476      796,621,348      121,895,473
                                                      =============    =============    =============    =============


                 The Accompanying Notes are an integral part of
                      these Condensed Financial Statements


                             CENTRAL WIRELESS, INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                              Common Stock                       Accumulated
                                       -------------------------   Additional       Other                         Total
                                        Number of                   Paid-in     Comprehensive   Accumulated   Stockholders'
                                         Shares        Amount       Capital        Income         Deficit       Equity
                                       -----------   -----------   -----------   -----------    -----------    -----------

Balance, December 31, 2003             753,159,566   $   753,159   $ 7,471,943     2,000,000    $(7,115,865)     3,109,237

Common stock issued for services         3,000,000         3,000        21,000            --             --         24,000

Conversion of debentures                65,332,886        65,333       148,183            --             --        213,516

Other comprehensive loss, net of tax            --            --            --    (2,100,000)            --     (2,100,000)

Beneficial conversion feature
 on convertible debentures
 and related warrants                           --            --         7,950            --             --          7,950

Net loss                                        --            --            --            --       (208,398)      (208,398)
                                       -----------   -----------   -----------   -----------    -----------    -----------

Balance, June 30, 2004 (UNAUDITED)     821,492,452   $   821,492   $ 7,649,076   $  (100,000)   $(7,324,263)   $ 1,046,305
                                       ===========   ===========   ===========   ===========    ===========    ===========


                 The Accompanying Notes are an integral part of
                      these Condensed Financial Statements


                             CENTRAL WIRELESS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                        For the six months
                                                                           ended June 30,
                                                                      --------------------------
                                                                         2004            2003
                                                                      -----------    -----------

Cash flows from operating activities:
    Net loss                                                          $  (208,398)   $(1,499,973)
    Adjustments to reconcile net loss to net
     cash used by operating activities:
      Stock based compensation                                             24,000        985,000
      Amortization of discount on convertible debentures                   10,394        295,666
      Beneficial conversion feature on convertible debentures
         and related warrants                                               7,950             --
    Changes in operating assets and liabilities:
      Accounts receivable                                                (318,017)            --
      Prepaid expenses                                                     (6,238)           395
      Costs and estimated earnings in excess of billings
         on uncompleted contracts                                          15,440             --
      Inventory                                                            30,000             --
      Change in accounts payable and accrued expenses                     211,771        126,495
      Change in contract deposits                                              --         34,500
                                                                      -----------    -----------
         Net cash used by operating activities                           (233,098)       (57,917)

Cash flows from financing activities:
    Change in due to stockholder                                           (3,685)            --
    Proceeds from issuance of convertible debentures                      250,000             --
                                                                      -----------    -----------
         Net cash provided by financing activities                        246,315             --
                                                                      -----------    -----------

Net increase (decrease) in cash                                            13,217        (57,917)

Cash, beginning of period                                                   4,467         58,377
                                                                      -----------    -----------

Cash, end of period                                                   $    17,684    $       460
                                                                      ===========    ===========

Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                        $        --    $        --
                                                                      ===========    ===========
    Cash paid for interest                                            $     5,000    $        --
                                                                      ===========    ===========

Schedule of non-cash operating, investing and financing activities:
    Conversion of debentures and payables to common stock             $        --    $   310,991
                                                                      ===========    ===========

    Issuance of 100,000,000 shares for investment in Alliance
      Towers, Inc.                                                    $        --    $ 2,000,000
                                                                      ===========    ===========

    Issuance of 1,500,000 shares for payment of accounts payable
      and accrued liabilities                                         $        --    $    45,000
                                                                      ===========    ===========

    Conversion of debentures to common stock                          $   213,516    $        --
                                                                      ===========    ===========

    Accrued interest added to principal on convertible debentures     $    39,888    $        --
                                                                      ===========    ===========

                 The Accompanying Notes are an integral part of
                      these Condensed Financial Statements


                             CENTRAL WIRELESS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation - The accompanying unaudited condensed financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2003 of Central Wireless, Inc. (the "Company").

The interim financial statements present the condensed balance sheet, statements of operations, stockholders' deficit and cash flows of Central Wireless, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of June 30, 2004 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Concentration - The Company currently has a single contract with Alliance Towers to assist in the acquisition of wireless tower sites, as well as assistance in engineering, zoning, and construction of towers on the acquired sites. Accounts receivable and revenues related to Alliance Towers, Inc. are 100% of the total transaction fees.

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

The Company issued no stock and granted no warrants or options to employees for compensation for the six months ended June 30, 2004 and 2003.

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

                             CENTRAL WIRELESS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.    ACCOUNTS RECEIVABLE-RELATED PARTY

As of June 30, 2004,  accounts  receivable-related  party totaling $841,330 were due from Alliance. As a general contractor, the Company completed the construction of a single tower during the six months ended June 30, 2004. Additionally, the Company has completed various site acquisitions on behalf of Alliance. For the six months ended June 30, 2004 the entire revenue totaling $329,577 relates to transactions with Alliance.

3.    INVENTORY

In October 2003, the Company issued 400,000,000 shares of the Company's common stock to a third party for eight steel towers which were disassembled and held by the Company for sale or lease. During December 2003, the Company constructed and sold three of the towers to Alliance. The remaining four disassembled towers total $120,000 as of June 30, 2004 and are recorded as part of inventory totaling $127,750.

4.    INVESTMENT IN ALLIANCE TOWERS, INC.

During February 2003, the Company entered into a Share Exchange Agreement with the Company's CEO and two other individuals whereby the Company agreed to exchange 100,000,000 unregistered common shares of Alliance from these individuals in exchange for 100,000,000 shares of the Company's common stock. On the date of the transaction both Alliance's and the Company's shares were trading at $0.02 per share. Accordingly, the Company recorded the value of the investment at $2,000,000. The Company has classified this marketable security as an available for sale security and accordingly, records the investment at fair market value, or $1,900,000 as of June 30, 2004. Accordingly, the Company recorded an unrealized gain (loss) on investment in Alliance totaling $(2,100,000) and $8,000,000, which has been reported as other comprehensive income (loss) for the six months ended June 30, 2004 and 2003, respectively.

5.    CONVERTIBLE DEBENTURES, NET OF DISCOUNTS

During April 2004, the Company issued a convertible debenture totaling $250,000 payable to investors, collateralized by the Company's assets, with interest payable quarterly at a rate of 12%, increasing to 15% on default, maturing April 2006. The debenture is convertible at the lesser of $0.005 or 50% of the lowest three bid prices over the twenty trading days prior to conversions. The debenture has 750,000 attached warrants to purchase the Company's common stock at $0.005 per share which vest immediately and expire April 2009. The Company recorded the estimated value of the conversion feature and warrants as interest expense totaling $7,950. The Company is in default on these debentures for failing to file a registration statement with the Securities and Exchange Commission relating to shares issuable under conversion of these debentures.

During the six months ended June 30, 2004 the Company issued 65,332,886 for conversion of principal totaling $213,516 related to the convertible debentures.

6.    STOCKHOLDERS' EQUITY

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

                             CENTRAL WIRELESS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.    STOCKHOLDERS' EQUITY (CONTINUED)

During April 2004, the Company issued 8,340,450 shares of common stock for conversion of principal on convertible debentures-related parties totaling $26,689.

During May 2004, the Company issued 12,709,258 shares of common stock for conversion of principal on convertible debentures-related parties totaling $26,690.

7.    GOING CONCERN

The Company incurred a net loss of approximately $208,000 for the six months ended June 30, 2004. The Company's current liabilities exceed its current assets by approximately $487,000. The Company is currently in default on all convertible debentures as of June 30, 2004. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to continue to fund its operations in the short term with a combination of debt and equity financing, as well as revenue from operations in the long term.

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

GOING CONCERN

      The Company's auditors stated in their reports on the financial statements of the Company for the period ended December 31, 2003 and 2002 that the Company is dependent on outside financing and has had losses that raise substantial doubt about our ability to continue as a going concern. For the six months ended June 30, 2004 and 2003, the Company incurred a net loss of $208,398 and
$1,499,973  respectively.  Management is seeking additional tower projects.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

      Central Wireless intends to alleviate this concern through external financing and increasing its revenues. Central Wireless needs outside financing to provide capital resources until the Company can obtain significant revenue. Additionally, the Company's construction management agreement with Alliance Towers is anticipated to provide the following revenue for each tower: $8,500 for site acquisition, $1,500 to $5,000 for zoning services and $20,000 for construction management.

SIGNIFICANT PLANT OR EQUIPMENT PURCHASES

      We do not currently anticipate any significant plant or equipment purchases during the next twelve months.

EMPLOYEES

      We currently have two (2) employees Kenneth W. Brand and Steve Troyan. We do not anticipate hiring additional employees during the remainder of 2004.

DEFAULT ON DEBENTURES

      Central Wireless is currently in default on approximately $982,908 in convertible debentures and accrued interest and the holders of the debentures have a security interest in all of Central Wireless' assets. Some of the debentures are in default for the Company's failure to file, or obtain, an effective registration statement with the Securities and Exchange Commission.

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

      The Company issued no stock and granted no warrants or options to employees for compensation for the six months ended June 30, 2004 and 2003.

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

      INVESTMENT IN ALLIANCE TOWERS, INC. - Investment in Alliance Towers, Inc. ("Alliance") consists of available-for-sale unregistered common stock of Alliance Towers, Inc. These securities are valued at current market value as determined by published market quotes.

OVERVIEW

      Central Wireless is a wireless communications infrastructure company. Our primary business is the development and construction of towers for the transmission of broadband, cellular and other wireless communications signals. We also provide related services, including site acquisition, zoning and engineering services, and antennae and line installation. We provide various consulting services, which include lease negotiation, assistance in regulatory matters, and tower design. We function as the general contractor, and hire construction subcontractors on an as-needed basis to build towers to our customer's specifications.

      Our potential customers consist primarily of broadband and other wireless telecommunications carriers, and individuals or business desiring to lease or own telecommunications towers. If we are successful in developing our business, we intend to lease antenna space on towers and rooftop sites that we acquire or lease.

      We consider Central Wireless to be in the early development stage. In 2000 and 2001, our Company (then e resources inc) provided video production and streaming services and sold healthcare products over the internet. Ultimately, our businesses proved to be unsuccessful and in January 2002, we ceased operations. We resumed operations in July 2002, after changing our business strategy and entering the telecommunications industry by acquiring assets consisting primarily of nine contracts to build telecommunications towers capable of transmitting broadband, cellular and other wireless signals from KRC. In July 2002, we began construction on three towers. Currently, we have operations in the greater Sarasota, Florida region, South Carolina and Georgia.

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

      On October 14, 2003, the Company entered into an agreement with Diversified Management, L.L.C. to purchase materials to build eight telecommunications towers in Georgia. The Company issued 400,000,000 shares of common stock in exchange for these materials. Central Wireless has constructed and sold materials for four of these towers to Alliance Towers. Central Wireless does not have plans to use the remaining materials at any specific locations or at any specific time, however, the Company anticipates that the materials will be used in Georgia, where the materials are located.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

NET LOSS

      The net loss for the six months ended June 30, 2004, was $208,398 versus $1,499,973 for the comparable period in 2003. The loss is primarily attributable to expenses incurred for consulting expenses and operation of the Company during the first six months of 2004.

REVENUES

      Revenues for the six months ended June 30, 2004, were approximately $329,577 compared to $0 revenues for the six months ended June 30, 2003. The increase in revenues in 2004 was attributable to the completion of a tower construction project for Alliance Towers, Inc. We anticipate revenues to continue to grow in the fiscal year ending December 31, 2004.

COST OF SALES

      Cost of revenues for the six months ended June 30, 2004, was $173,332 or 53% of revenues. As there was no revenue for the six months ended June 30, 2003, there were no costs of sales.

GROSS PROFIT

      Gross profit for the six months ended June 30, 2004, was $156,245, or 47% of revenues, as compared to no gross profit for the six months ended June 30, 2003.

OPERATING EXPENSES

      Operating expenses for the six months ended June 30, 2004, were $273,630 as compared to $1,146,827 for the six months ended June 30, 2003. The $873,197 decrease in operating expenses in 2004 was primarily attributable to the Company's decrease in professional and consulting expenses to $56,250 in the 2004 period, compared to $1,036,459 in the 2003 period.

      In the six months ended June 30, 2004, operating expenses consisted of $56,250 of professional and consulting fees, and $217,380 of other general and administrative expenses.

INTEREST EXPENSE

      The Company had interest expense of $91,013 for the six months ending June 30, 2004 compared to $353,154 for the six months ended June 30, 2003.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003

NET LOSS

      The net loss for the three months ended June 30, 2004, was $87,328 versus $1,157,755 for the comparable period in 2003. The loss is primarily attributable to expenses incurred for consulting expenses and operation of the Company during the first three months of 2004.

REVENUES

      Revenues for the three months ended June 30, 2004, were $127,500 compared to $0 revenues for the three months ended June 30, 2003. The increase in revenues in 2004 was attributable to the completion of a tower construction project for Alliance Towers, Inc. We anticipate revenues to continue to grow in the fiscal year ending December 31, 2004.

COST OF SALES

      Cost of sales for the three months ended June 30, 2004, was $5,599 or 4% of revenues. The low cost of sales was from site acquisition work being performed with fewer subcontractors for the completion of a communication tower and are not typical of the Company's typical operations.

GROSS PROFIT

      Gross profit for the three months ended June30, 2004, was $121,901, or 96% of revenues, as compared to no gross profit for the three months ended June 30, 2003. The gross profit in the 2004 period was a result of the completion of a communication tower and additional site acquisition work. and is not typical of the Company's typical operations.

OPERATING EXPENSES

      Operating expenses for the three months ended June 30, 2004, were $150,609 as compared to $938,765 for the three months ended June 30, 2003. The $788,156 decrease in operating expenses in 2004 was primarily attributable to the Company's decreased in professional and consulting expenses.

      In the three months ended June 30, 2004, operating expenses consisted of $23,500 of professional and consulting fees, and $127,109 of other general and administrative expenses.

INTEREST EXPENSE

      The Company had interest expense of $58,620 for the three months ending June 30, 2004 compared to $218,994 for the three months ended June 30, 2003.

      The Company is in default on its convertible debentures for failing to file a registration statement with the Securities and Exchange Commission relating to shares issuable under conversion of these debentures.

      During February 2003 the Company entered into a Share Exchange Agreement to exchange 100,000,000 shares of Central Wireless common stock for 100,000,000 shares of Alliance Towers Inc common stock. On the date of the transaction Alliance Towers, Inc. common stock and Central Wireless common stock were trading at $0.02 per share. This transaction has been recorded as an investment in Alliance Towers, Inc. on the Balance Sheet at $2,000,000 (market value at time of exchange). This stock has been classified as a marketable security and available for sale security and accordingly, the Company records the investment at fair market value, which is $4,000,000 as of December 31, 2003. The Company had recorded an unrealized gain on the investment totaling $2,000,000, which had been reported as other comprehensive income. As of June 30, 2004 this investment has a fair market value of $1,900,000. As a result of the decrease in fair market value, the asset has been reduced to reflect its fair market value $1,900,000 as of June 30, 2004.

PLAN OF OPERATIONS FOR 2004

      Central Wireless intends to continue to market and expand its client base by offering quality services at competitive pricing. The market is still highly competitive, but we envision that the industry will gain momentum during the third and fourth quarters of the year.

      Central Wireless has executed an agreement to allow the Company to be licensed in and perform general contracting services in the following states:
Alabama, Mississippi, Georgia, Tennessee, North Carolina and South Carolina, Louisiana, as well as Florida. The licensing in these states will allow Central Wireless to directly perform many of the tasks previously subcontracted. Upon the completion of the licensing process, we intend to complete the qualification processes to allow Central Wireless to bid and execute work for other firms involved in E-911 equipment installation.

      The site acquisition, zoning and engineering side of the business will continue to be an area of focus. We believe that the bundling of these services along with the general contracting services will allow us to provide total turnkey solutions to our customers.

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

TOWER AGREEMENTS

      We currently have six agreements with Alliance Towers and two agreements with Sharon R. Hetman, our Company Secretary and a director, to build telecommunications towers, and one agreement to construct a tower that Central Wireless will own. These agreements generally have the following terms:

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

LIQUIDITY AND CAPITAL REQUIREMENTS

WORKING CAPITAL

      The Company had a net working capital deficit on June 30, 2004 of $487,469, current assets as of June 30, 2004 consisted of cash equaling $17,648, accounts receivable from Alliance Towers of $841,330, inventory equaling $127,750 and prepaid expenses and other current assets of $11,053. Current liabilities consisted of $847,721 of accounts payable and accrued liabilities, $20,883 due to a stockholder and $616,682 of current portion of convertible debentures. Cash on hand as of August 9, 2004 is $3,631.

CASH FLOW FROM OPERATING ACTIVITY

      Net cash used by Operating Activities for the six months ended June 30, 2004 was $233,098 compared to net cash used for the six months ended June 30, 2003 of $57,917. There was an increase in cash used from operations in the current period over the prior period due to decreased use of stock based compensation and a lower loss for first quarter 2004 compared to 2003. Not collecting accounts receivable is a significant cause for the increased cash being used.

CASH FLOW FROM INVESTING ACTIVITY

      For the six months ended June 30, 2004 net cash used by investing activities was $0 compared to $0 for the same period in 2003.

CASH FLOW FROM FINANCING ACTIVITY

      Cash flows from financing activities for the six months ended June 30, 2004 and 2003 were $246,315 and $0. Cash used for the six months ended June 30, 2004, was from reimbursement of funds to a stockholder and cash received from an issuance of a convertible debenture.

      Central Wireless entered into a Securities Purchase Agreement on April 30, 2004 with AJW Qualified and AJW Offshore, which have previously purchased debentures from the Company. Pursuant to the terms of the Securities Purchase Agreement these entities have purchased a total of Two Hundred Fifty Thousand Dollars ($250,000) of 12% convertible debentures from the Company and warrants to purchase Seven Hundred Fifty Thousand (750,000) shares of the Company's common stock. The convertible debentures have a two-year term and the warrants would have to be exercised within five (5) years from the date of issuance at an exercise price of $0.005. The debentures are convertible at the lesser of (i) $0.005 and (ii) 50% of the average of the three (3) lowest intra-day trading prices during the twenty (20) trading day period ending one (1) trading day prior to the date a conversion notice is sent by the holder. The Company is in default on these debentures for failing to file a registration statement with the Securities and Exchange Commission relating to shares issuable under conversion of these debentures.

      During the six months ended June 30, 2004, convertible debt in the amount of $213,515.52 was converted to common stock resulting in the issuance of 65,332,886 shares of our common stock. As of June 30, 2004, $982,908 in convertible debentures remain outstanding. Of this amount, approximately $982,908 is in default as of August 9, 2004. Because the holders of the debentures have a security interest in all of the Company's assets, this default could result in a foreclosure on our assets and a cease in our operations.

      Central Wireless entered into an Equity Line of Credit on October 24, 2003 with AJW Partners, AJW Qualified, AJW Offshore, New Millennium and Equilibrium. Under the Equity Line of Credit Agreement, the investors are required to purchase up to Five Million Dollars ($5,000,000) of the Company's common stock during thirty-six (36) month commitment period. The investors' obligation to purchase the Company's common stock is subject to certain terms and conditions contained within the Equity Line of Credit, including that the SEC declare a registration statement relating to the shares of common stock sold under the Equity Line of Credit effective. Pursuant to the terms of the Equity Line of Credit, the Company may sell stock to the investors at a 13% discount to the average of three (3) lowest intra-day trading prices during the five (5) consecutive trading day period immediately following an advance notice. The Company may not submit an advance within ten (10) trading days of a prior advance notice. There are also limits on the amount of each advance notice. Based on our current stock price, trading volume and the investors' beneficial ownership of our common stock, we can only draw minimal amounts for every ten
(10) trading days.

      There is no guaranty that Central Wireless will be able to obtain financing from the Equity Line of Credit, or any other sources. In fact, Central Wireless has been in discussions with the investors under the Equity Line of Credit concerning terminating the Equity Line of Credit.

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

      To continue operations for the next twelve months, Central Wireless needs to obtain $1,000,000, for working capital. It is unlikely that revenues generated by the Company will be sufficient to generate these funds and, therefore, the Company will require outside financing. The Company plans to obtain some of this funding from company-generated revenue. There is a substantial likelihood that the Company could fail to meet both its long-term and short-term capital requirements over the next twelve (12) months.

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

         None.

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

      On January 6, 2004 the company issued 2,695,902 for conversion of principal on convertible debentures totaling $13,344,72.

      On January 8, 2004 the company issued 3,511,768 for conversion of principal on convertible debentures totaling $13,344,72.

      On January 14, 2004 the company issued 7,213.362 for conversion of principal on convertible debentures totaling $26,689.44.

      On January 29, 2004 the company issued 3,606,681 for conversion of principal on convertible debentures totaling $13,344,72.

      On February 5, 2004 the company issued 3,606,681 for conversion of principal on convertible debentures totaling $13,344,72.

      On February 9, 2004 the company issued 7,413,734 for conversion of principal on convertible debentures totaling $26,689.44.

      On March 1, 2004 the company issued 4,304,748 for conversion of principal on convertible debentures totaling $13,344,72.

      On March 4, 2004 the company issued 4,304,748 for conversion of principal on convertible debentures totaling $13,344,72.

      On March 29,2004 the company issued 7,625,554 for conversion of principal on convertible debentures totaling $26,689.44.

      On April 20, 2004 the company issued 8,340,450 for conversion of principal on convertible debentures totaling $26,689.44.

      On May 6, 2004 the company issued 12,709,258 for conversion of principal on convertible debentures totaling $26,689.44.

      There have been no other issuances of unregistered securities from July 1, 2004 through August 9, 2004.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      As of August 9, 2004, $982,908 in debentures, plus accrued and unpaid interest was due, and Central Wireless was in default on payment of $982,908 of these debentures. Because we are in default under the debenture agreements and other conditions exist as defined in the agreements, a penalty may apply which would increase the amount due by at least 30% in excess of the amounts previously due under the agreement. We have not paid the principal, interest and penalties we owe under these debentures, and we do not have the money to pay off the outstanding balances of the debentures. The Investors have not given notice to us of collection proceedings or other actions they intend to take with respect to the unpaid amounts.

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

THE INVESTORS

      Our lenders are the Investors, a group of four accredited investors who as of August 9, 2004, have purchased an aggregate of $1,825,000 in secured convertible debentures and warrants from Central Wireless under the 2001 Securities Purchase Agreement, the Letter Agreement and the 2002 Securities Purchase Agreement, August 2003 Securities Purchase Agreements, December 2003 Securities Purchase Agreement and the April 2004 Securities Purchase Agreement. All of the proceeds received from the Investors have been exhausted by us.

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

SECURED CONVERTIBLE DEBENTURES

      -  AMOUNT  SOLD - As of June  30,  2004,  we have  sold  an  aggregate  of
$1,825,000 in secured convertible debentures to the Investors under the 2001 Securities Purchase Agreement, the Letter Agreement and the 2002 Securities Purchase Agreement, August 2003 Securities Purchase Agreements, December 2003 Securities Purchase Agreement, and the April 30, 2004 Securities Purchase Agreement.

      - INTEREST RATE AND MATURITY - The interest rate on the debentures is 12%, or 15% if the debentures are in default. $274,525 in principal and $23,220 in interest became due on May 8, 2002, of which $1,875 was subsequently converted to common stock; $272,650 in principal plus accrued interest became due on July 30, 2002; $50,000 in principal plus accrued interest became due on March 29, 2003; $200,000 in principal plus accrued interest became due on July 12, 2003; and $200,000 in principal plus accrued interest became due on September 12, 2003. Outstanding principal as of August 10, 2004 that is currently in default is $982,908. Of the debentures, $135,525 were due August 2002, $20,000 were due April 2003, $45,417 were due July 2003, $191,429 were due September 2003, $200,000 were due December 2003 and $250,000 due April 2006. In addition the following outstanding balances are not currently in default, $200,000 due August 2004, $125,000 due December 2005 and $250,000 due April 2006.

      - DEBENTURES - All Debentures, which were issued in 2003 and 2004 are currently in default. The Investors have not informed us of any collection proceedings or other actions they intend to take with respect to the unpaid amounts.

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

COVENANTS AND OTHER RESTRICTIONS

      - RESERVATION AND REGISTRATION OF SHARES - 200% of the number of shares of common stock that could be issued to the Investors upon full conversion of the debentures and full exercise of the warrants, must be reserved by us, and a registration statement must be filed and be declared effective by the Securities and Exchange Commission covering those shares for resale by the Investors. The Registration Statement must remain effective and available for the Investors to resell the shares of common stock received upon conversion of the debentures and exercise of the warrants. If the number of shares of common stock registered at any given time is inadequate, we are obligated to file an amended or new registration statement covering additional shares of common stock. The process of preparing and filing a registration statement is a time-consuming, costly process. Furthermore, it is a default under our agreements with the Investors if the SEC does not declare the registration statement effective within 90 days of the date of the debentures and warrants were issued. The Company filed a registration statement on Form SB-2 on December 31, 2003. However, this registration statement has not been declared effective by the SEC and it is unlikely it will be declared effective unless it is significantly amended. In addition, the Company has not filed a registration statement relating to the $250,000 of debentures issued in April 2004.

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

WARRANTS

      - AMOUNT SOLD - As of June 30, 2004, we have sold warrants for an aggregate of 2,327,500 shares of common stock to the Investors under the 2001 Securities Purchase Agreement, the Letter Agreement, the 2002 Securities Purchase Agreement, the August 2003 Securities Purchase Agreement, the December 2003 Securities Purchase Agreement and the April 2004 Securities Purchase Agreement.

      - EXPIRATION DATE - Warrants to purchase 15,000 shares of common stock expired May 8, 2004; warrants to purchase 15,000 shares of common stock expired July 30, 2004; warrants to purchase 2,500 shares of common stock expire March 29, 2005; warrants to purchase 40,000 shares of common stock expire July 12, 2005; and warrants to purchase 40,000 shares of common stock expire September 12, 2005; warrants to purchase 40,000 shares of common stock expire December 31, 2005; warrants to purchase 800,000 shares of common stock expire August 19, 2008; warrants to purchase 625,000 shares of stock expire on December 15, 2003, warrants to purchase 750,000 shares of common stock expire on April 30, 2009.

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

4.36              Form  of  Secured  Convertible  Debenture,   dated  April  30,
                  2004(15)

4.37              Form of Stock Purchase Warrant, dated April 30, 2004(15)

4.38              Registration Rights Agreement, dated April 30, 2004(15)

4.39              Security Agreement, dated April 30, 2004(15)

4.40              Intellectual Property Security Agreement, dated April 30,
                  2004(15)

14.1              Code of Ethics(14)

31.1 Certification by Chief Executive Officer/Principal Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(16)

32.1              Certification   by  Chief  Executive   Officer  and  Principal
                  Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(16)

99.1 Share Exchange Agreement effective as of February 20, 2003 by and among Central Wireless, Inc., Kenneth W. Brand, Robert Sandburg and Michael Delin(10)

99.2              Letter  of  Agreement  between  Central  Wireless,   Inc.  and
                  Alliance Towers, Inc.(14)

--------------------------------------------------------------------------------

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

(13) Filed with the Commission on December 31, 2003 as an attachment to our Form SB-2 and incorporated by reference.
(14) Filed with the Commission on April 16, 2004 as an attachment to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, and incorporated by reference.
(15) Filed with the Commission on May 17, 2004 as an attachment to our Form 10-QSB and incorporated by reference.
(16)  Provided herewith.

      (B)   REPORTS ON FORM 8-K.

         None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   August 13, 2004                  CENTRAL WIRELESS, INC.

                                          By: /S/ Kenneth W.  Brand
                                              --------------------------
                                              Kenneth W.  Brand
                                              Chief Executive Officer and Acting
                                              Chief Financial Officer