Form 10QSB
period 2004-09-30
CENTRAL WIRELESS INC
filed 2004-11-22
CIK 814070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended SEPTEMBER 30, 2004

|_| Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from _________ TO __________

                          COMMISSION FILE NO. 033-14065

                             CENTRAL WIRELESS, INC.
                             ----------------------
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

      As of November 18, 2004, there were 821,492,452 shares outstanding of issuer's common stock.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                             CENTRAL WIRELESS, INC.
                            CONDENSED BALANCE SHEET
                                  (UNAUDITED)

                                     ASSETS
                                                                   September 30,
                                                                       2004
                                                                   -----------
Current assets
    Cash                                                           $       726
    Accounts receivable - Related party, net
      of allowance for doubtful accounts of $255,068                   526,075
    Inventory                                                          127,750
    Prepaid expense and other current assets                             3,250
                                                                   -----------
      Total current assets                                             657,801
                                                                   -----------

Total assets                                                       $   657,801
                                                                   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued liabilities                       $   852,283
    Due to stockholder                                                  54,483
    Convertible debentures - current portion, net of
      discounts on conversion features                                 982,908
                                                                   -----------
         Total current liabilities                                   1,889,674

Total liabilities                                                    1,889,674

Commitments and contingencies                                               --

Stockholders' equity
    Preferred stock; no par value; 10,000,000 shares
      authorized, no shares issued and outstanding                          --
    Common stock; $0.001 par value; 2,000,000,000 shares
      authorized, 821,492,452 shares issued and outstanding            821,492
    Additional paid-in capital                                       7,649,076
    Investment in Alliance Towers, Inc.                               (100,000)
    Accumulated other comprehensive loss                            (1,900,000)
    Accumulated deficit                                             (7,702,441)
                                                                   -----------
      Total stockholders' equity                                    (1,231,873)
                                                                   -----------

Total liabilities and stockholders' equity                         $   657,801
                                                                   ===========


              The Accompanying Notes are an integral part of these
                         Condensed Financial Statements

                             CENTRAL WIRELESS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           For the three months               For the nine months
                                                             ended September 30                ended September 30
                                                       ------------------------------    ------------------------------
                                                           2004             2003             2004             2003
                                                       -------------    -------------    -------------    -------------
Revenues                                               $      60,185    $      25,500    $     389,762    $      25,500

Cost of sales                                                     --           10,934          173,334           10,934
                                                       -------------    -------------    -------------    -------------

    Gross loss                                                60,185           14,566          216,428           14,566

Operating expenses
    General and administrative expenses
       Professional and consulting                            11,810          113,599           68,060        1,150,058
       Bad debt                                              315,253               --          315,253               --
       Other general and administrative                       59,085          118,205          276,463          228,573
                                                       -------------    -------------    -------------    -------------
    Total general and administrative expenses                386,148          231,804          659,776        1,378,631

Loss from operations                                        (325,963)        (217,238)        (443,348)      (1,364,065)

Other income (expense)
    Interest expense                                         (52,215)        (180,177)        (143,228)        (533,331)
    Other income                                                  --               --               --                8
                                                       -------------    -------------    -------------    -------------

Loss before provision for income taxes                      (378,178)        (397,415)        (586,576)      (1,897,388)

Provision for income taxes                                        --               --               --               --
                                                       -------------    -------------    -------------    -------------

Net income (loss)                                           (378,178)        (397,415)        (586,576)      (1,897,388)
                                                       -------------    -------------    -------------    -------------

Other comprehensive income (loss), net of tax
    Unrealized gain (loss) on investment in Alliance
       Towers, Inc.                                       (1,800,000)       1,000,000       (3,900,000)       8,000,000
                                                       -------------    -------------    -------------    -------------

Total comprehensive income (loss)                      $  (2,178,178)   $     602,585    $  (4,486,576)   $   6,102,612
                                                       =============    =============    =============    =============

Basic and diluted loss per common share                $       (0.00)   $       (0.00)   $       (0.00)   $       (0.01)
                                                       =============    =============    =============    =============

Basic and diluted weighted average
    common shares outstanding                            821,492,452      235,979,810      804,972,230      182,356,858
                                                       =============    =============    =============    =============

              The Accompanying Notes are an integral part of these
                         Condensed Financial Statements

                             CENTRAL WIRELESS, INC.
                  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                                                      Common Stock
                                                -----------------------   Additional   Investment in
                                                 Number of                 Paid-in       Alliance
                                                  Shares       Amount      Capital     Towers, Inc.
                                                -----------   ---------  -----------   -------------
Balance, December 31, 2003                      753,159,566   $ 753,159  $ 7,471,943    $ (4,000,000)

Common stock issued for services                  3,000,000       3,000       21,000

Conversion of debentures                         65,332,886      65,333      148,183

Other comprehensive loss, net of tax                     --          --           --       3,900,000

Beneficial conversion feature on convertible
   debentures and related warrants                       --          --        7,950              --

Net loss                                                 --          --           --              --
                                                -----------   ---------  -----------      ----------
Balance, September 30, 2004 (UNAUDITED)         821,492,452   $ 821,492  $ 7,649,076      $ (100,000)
                                                ======================================================

                                                 Accumulated
                                                     Other                           Total
                                                 Comprehensive   Accumulated    Stockholders'
                                                    Income         Deficit          Equity
                                                  ------------   ------------    ------------
Balance, December 31, 2003                           2,000,000   $ (7,115,865)       (890,763)

Common stock issued for services                            --             --          24,000

Conversion of debentures                                    --             --         213,516

Other comprehensive loss, net of tax                (3,900,000)            --              --

Beneficial conversion feature on convertible
   debentures and related warrants                          --             --           7,950

Net loss                                                    --       (586,576)       (586,576)
                                                  ------------   ------------    ------------
Balance, September 30, 2004 (UNAUDITED)           $ (1,900,000)  $ (7,702,441)   $ (1,231,873)
                                                =============================    ============

              The Accompanying Notes are an integral part of these
                         Condensed Financial Statements

                             CENTRAL WIRELESS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                           For the nine months
                                                                           ended September 30
                                                                      --------------------------
                                                                          2004           2003
                                                                      -----------    -----------
Cash flows from operating activities:
    Net loss                                                          $  (586,576)   $(1,897,388)
    Adjustments to reconcile net loss to net
     cash used by operating activities:
       Stock based compensation                                            24,000        985,000
       Amortization of discount on convertible debentures                  10,394             --
       Beneficial conversion feature on convertible debentures
          and related warrants                                              7,950        461,843
    Changes in operating assets and liabilities:
       Accounts receivable - related party                                 (2,762)        (1,000)
       Prepaid expenses                                                     1,565         (4,853)
       Costs and estimated earnings in excess of billings
          on uncompleted contracts                                         15,440             --
       Inventory                                                           30,000             --
       Change in accounts payable and accrued expenses                    216,333        170,919
       Change in contract deposits                                             --         10,000
                                                                      -----------    -----------
          Net cash used by operating activities                          (283,656)      (275,479)

Cash flows from financing activities:
    Change in due to stockholder                                           29,915         17,250
    Proceeds from issuance of convertible debentures                      250,000        200,000
                                                                      -----------    -----------
          Net cash provided by financing activities                       279,915        217,250
                                                                      -----------    -----------

Net increase (decrease) in cash                                            (3,741)       (58,229)

Cash, beginning of period                                                   4,467         58,377
                                                                      -----------    -----------

Cash, end of period                                                   $       726    $       148
                                                                      ===========    ===========

Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                        $        --    $        --
                                                                      ===========    ===========
    Cash paid for interest                                            $    15,000    $        --
                                                                      ===========    ===========

Schedule of non-cash operating, investing and financing activities:
    Conversion of debentures and payables to common stock             $        --    $   477,680
                                                                      ===========    ===========

    Issuance of 100,000,000 shares for investment in Alliance
       Towers, Inc.                                                   $        --    $ 2,000,000
                                                                      ===========    ===========

    Issuance of 6,000,000 shares for payment of accounts payable
       and accrued liabilities                                        $        --    $    96,750
                                                                      ===========    ===========

    Issuance of 1,500,000 shares of common stock for due
       to related party                                               $        --    $    17,250
                                                                      ===========    ===========

    Conversion of debentures to common stock                          $   213,516    $        --
                                                                      ===========    ===========

    Accrued interest added to principal on convertible debentures     $    39,888    $        --
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

      The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of September 30, 2004 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

      Revenue and expense recognition - Revenues from contracts for fixed-price construction contracts and/or consulting services, including assistance to clients with tower site acquisitions, zoning and related processes, are recognized on the percentage-of-completion method in accordance with American Institute of Certified Public Accountants Statement of Position 81-1 ("SOP 81-1"), "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. This method is followed where reasonably dependable estimates of revenues and costs applicable to various elements of a contract can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the consolidated financial statements in the period in which they are first identified. Estimated revenues for applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable.

      Revenues are earned in accordance with SEC Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," as amended by SAB 104, "Revenue Recognition." The Company considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured.

      During the third quarter of 2004, the Company adopted a modified version of the completed-contract method in the event that collectiblity for fixed-price construction contracts and/or consulting services is not reasonably assured. Under the completed-contract method, SOP 81-1 requires all costs and related revenues to be reported as deferred items until the contract is completed. Accordingly, the Company defers all costs until each contract is completed. However, the Company does not record revenues, including receivables, until such time that cash collections can be reasonably assured. Currently, the Company uses this method for all contracts with Alliance Towers, Inc. ("Alliance").

      Concentration - Currently, the Company's only client is Alliance for which the Company has contracted to assist in the acquisition of wireless tower sites, as well as assistance in engineering, zoning, and construction of towers on the acquired sites. All revenues related to Alliance are 100% of the total transaction fees.

                             CENTRAL WIRELESS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION And summary of significant policies (continued)

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

      The Company issued no stock and granted no warrants or options to employees for compensation for the nine months ended September 30, 2004 and 2003.

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

      Reclassification - Certain prior year balances have been reclassified to conform to the current year presentation, which have no effect on net income.

      Inventory - Inventory is stated at the lower of cost or market. Cost is principally determined by using the average cost method. Inventory consists of disassembled steel towers held for future construction and sale or lease. The Company's management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required.

      Investment in Alliance Towers, Inc. - Investment in Alliance Towers, Inc. consists of available-for-sale unregistered common stock of Alliance (see
      Note 4). These securities are valued at current market value as determined by published market quotes.

2.    ACCOUNTS RECEIVABLE - RELATED PARTY

      As of June 30, 2004, the Company had accounts receivable - related party totaling $841,330 related to services performed for Alliance. Through June 30, 2004, the Company's management had reasonable assurance these balance would be collected based on the knowledge that Alliance was in the process of obtaining funding through an equity line-of-credit ("Funding"). Alliance was in the process of finalizing the Funding while the services were being performed by the Company. Due to the lack of progress by Alliance in obtaining the Funding, the Company determined the collectibility of these balances were no longer reasonable assured and recognized an allowance for doubtful accounts totaling $255,068 during the third quarter of 2004.

      Additionally, the Company began negotiations with subcontractors with outstanding accounts payable balances totaling $526,075 related the construction of three towers for Alliance during 2003. As discussed in
      Note 8, the Company entered into agreements with these subcontractors to transfer the accounts payable debt totaling $526,075 from the Company to Alliance and was released from this obligation. As of September 30, 2004, the Company has not established an allowance for doubtful accounts for this balance and has maintained the related accounts payable balance for the same amount.

      During the third quarter of 2004, the Company performed additional services for Alliance totaling $172,650. Due to the lack of progress by Alliance in obtaining the Funding, the Company determined the collectibility of these balances were no longer reasonable assured and adopted a modified version of the completed-contract method, as discussed in Note 1 whereby this revenue would not be recognized until the collectibility of these balance were reasonably assured. During the third quarter of 2004, the Company collected $60,185 from Alliance and recognized this balance as revenue assordingly.

                             CENTRAL WIRELESS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.    INVENTORY

      In October 2003, the Company issued 400,000,000 shares of the Company's common stock to a third party Diversified Management, LLC, for eight steel towers which were disassembled and held by the Company for sale or lease. During December 2003 and first quarter 2004, the Company constructed and sold four of the towers to Alliance. The remaining four disassembled towers total $120,000 as of September 30, 2004 and are recorded as part of inventory totaling $127,750.

4.    INVESTMENT IN ALLIANCE TOWERS, INC.

      During February 2003, the Company entered into a Share Exchange Agreement with the Company's CEO and two other individuals whereby the Company agreed to exchange 100,000,000 unregistered common shares of Alliance from these individuals in exchange for 100,000,000 shares of the Company's common stock. On the date of the transaction both Alliance's and the Company's shares were trading at $0.02 per share. Accordingly, the Company recorded the value of the investment at $2,000,000. The Company has classified this marketable security as an available for sale security and accordingly, records the investment at fair market value, or $100,000 as of September 30, 2004. Accordingly, the Company recorded an unrealized gain (loss) on investment in Alliance totaling $(3,900,000) and $8,000,000, which has been reported as other comprehensive income (loss) for the nine months ended September 30, 2004 and 2003, respectively. As of September 30, 2004 this investment balance has been reported as contra equity.

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

      During the nine months ended September 30, 2004 the Company issued 65,332,886 for conversion of principal totaling $213,516 related to the convertible debentures.

                             CENTRAL WIRELESS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

7.    Going Concern

      The Company incurred a net loss from operations of approximately $587,000 for the nine months ended September 30, 2004. The Company's current liabilities exceed its current assets by approximately $1,232,000. The Company is currently in default on all convertible debentures as of September 30, 2004. As of September 30, 2004, collectibility of accounts receivable balances due from Alliance, the Company's sole customer, cannot be reasonably assured. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to continue to fund its operations in the short term with a combination of debt and equity financing, as well as revenue from operations in the long term.

      The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

8.    SUBSEQUENT EVENT

      Transfer of Accounts Receivable and Accounts Payable - On November 19, 2004, the Company entered into agreements with two subcontractors to transfer accounts payable balances for the construction of three towers for Alliance during 2003 from the Company directly to Alliance totaling $526,075 in exchange for accounts receivable balances due from Alliance for the same amount. The transfer of accounts payable and removal of the accounts receivable has no affect on working capital and net revenue from the projects. Additionally, these agreements have no affect on the accounts receivable from Alliance for the construction management or the site acquisition work for those sites.

                             CENTRAL WIRELESS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

GOING CONCERN

      The Company's auditors stated in their reports on the financial statements of the Company for the period ended December 31, 2003 and 2002 that the Company is dependent on outside financing and has had losses that raise substantial doubt about our ability to continue as a going concern. For the nine months ended September 30, 2004 and 2003, the Company incurred a net loss of $586,576 and $1,897,388 respectively. Management is seeking additional tower projects. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Revenue and expense recognition - Revenues from contracts for fixed-price construction contracts and/or consulting services, including assistance to clients with tower site acquisitions, zoning and related processes, are recognized on the percentage-of-completion method in accordance with American Institute of Certified Public Accountants Statement of Position 81-1 ("SOP 81-1"), "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. This method is followed where reasonably dependable estimates of revenues and costs applicable to various elements of a contract can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the consolidated financial statements in the period in which they are first identified. Estimated revenues for applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable.

      Revenues are earned in accordance with SEC Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," as amended by SAB 104, "Revenue Recognition." The Company considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured.

      In the event that collectiblity for fixed-price construction contracts and/or consulting services is not reasonably assured, the Company has adopted a modified version of the completed-contract method. Under the completed-contract method, SOP 81-1 requires all costs and related revenues to be reported as deferred items until the contract is completed. Accordingly, the Company defers all costs until each contract is completed. However, the Company does not record revenues, including receivables, until such time that cash collections can be reasonably assured. Currently, the Company uses this method for all contracts with Alliance Towers, Inc. ("Alliance"). The use of this method has materially lowered the revenue recognized by the Company.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

NET LOSS

      The net loss for the nine months ended September 30, 2004, was $586,576 versus $1,897,388 for the comparable period in 2003. The loss is primarily attributable to expenses incurred for consulting expenses and operation of the Company during the first nine months of 2004 with only limited revenues.

REVENUES

      Revenues for the nine months ended September 30, 2004, were approximately $389,762 compared to $25,500 for the nine months ended September 30, 2003. The increase in revenues in 2004 was attributable to the recognition of completion of a tower construction project for Alliance Towers, Inc. We anticipate revenues to continue to grow in the fiscal year ending December 31, 2004.

      In September 2004, the Company adopted a modified version of the completed-contract method in the event that collectiblity for fixed-price construction contracts and/or consulting services is not reasonably assured. Under the completed-contract method, SOP 81-1 requires all costs and related revenues to be reported as deferred items until the contract is completed.
Accordingly, the Company defers all costs until each contract is completed. However, the Company does not record revenues, including receivables, until such time that cash collections can be reasonably assured. Currently, the Company uses this method for all contracts with Alliance Towers, Inc until reasonable assurance is made of when cash collections will be made.

COST OF SALES

      Cost of revenues for the nine months ended September 30, 2004, was $173,334 compared to $10,934 for the same period in 2003. The increase in Cost of Goods Sold is due to more projects being undertaken in 2004 than in 2003.

GROSS PROFIT

      Gross profit for the nine months ended September 30, 2004, was $216,428 as compared to a gross profit of 14,566 for the nine months ended September 30, 2003. The decrease in gross profit is due to the Company not recognizing revenues until cash collection can be reasonably assured.

OPERATING EXPENSES

      Operating expenses for the nine months ended September 30, 2004, were $659,776 as compared to $1,378,631 for the nine months ended September 30, 2003. The $718,855 decrease in operating expenses in 2004 was primarily attributable to the Company's decreased in professional and consulting expenses as well as recognition of bad debt expense.

      In the nine months ended September 30, 2004, operating expenses consisted of $68,060 of professional and consulting fees, $276,463 of other general and administrative expenses and bad debt expense of $315,253. See Note 1 of the Financial Statements for additional information.

INTEREST EXPENSE

      The Company had interest expense of $143,228 for the nine months ending September 30, 2004 compared to $533,331 for the nine months ended September 30, 2003. The decrease in interest expense was a result of lower discount on debentures issued in the 2004 period.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

NET LOSS

      The net loss for the three months ended September 30, 2004, was $378,178 versus $397,415 for the comparable period in 2003. The loss is primarily attributable to expenses incurred for consulting expenses and operation of the Company during the third quarter of 2004 with only limited revenues.

REVENUES

      Revenues for the three months ended September 30, 2004, were $60,185 compared to $25,500 revenues for the three months ended September 30, 2003. The increase in revenues in 2004 was attributable to partial collection of revenues from Alliance Towers for completion of a tower construction project for Alliance Towers, Inc. We anticipate revenues to continue to grow in the fiscal year ending December 31, 2004.

      In September 2004, the Company adopted a modified version of the completed-contract method in the event that collectiblity for fixed-price construction contracts and/or consulting services is not reasonably assured. Under the completed-contract method, SOP 81-1 requires all costs and related revenues to be reported as deferred items until the contract is completed.
Accordingly, the Company defers all costs until each contract is completed. However, the Company does not record revenues, including receivables, until such time that cash collections can be reasonably assured. Currently, the Company uses this method for all contracts with Alliance Towers, Inc until reasonable assurance is made of when cash collections will be made.

COST OF SALES

      Cost of revenues for the three months ended September 30, 2004, was $0. The low cost of sales was a result of using not using subcontractors in this quarter compared to the previous quarter, and not consistent of the Company's typical operations.

GROSS PROFIT

      Gross profit for the three months ended September 30, 2004, was $60,185, as compared to gross profit of $14,566 for the three months ended September 30, 2003. This gross profit, which equals 100% of revenue, is not typical of the Company's operations.

OPERATING EXPENSES

      Operating expenses for the three months ended September 30, 2004, were $386,148 as compared to $231,804 for the three months ended September 30, 2003. The $154,344 increase in operating expenses in 2004 was primarily attributable to the Company's decreased in professional and consulting expenses and an increase in bad debt expense.

      In the three months ended September 30, 2004, operating expenses consisted of $11,810 of professional and consulting fees, $59,085 of other general and administrative expenses, and a bad debt expense of $315,253. See Note 1 of the Financial Statements for additional information.

INTEREST EXPENSE

      The Company had interest expense of $52,215 for the three months ending September 30, 2004 compared to $180,177 for the three months ended September 30, 2003. The decrease in interest expense was a result of lower discount on debentures issued in the 2004 period.

      The Company is in default on all of its outstanding debentures. Default for some of the debentures relates to failing to file a registration statement with the Securities and Exchange Commission relating to shares issuable under conversion of these debentures.

      During February 2003, the Company entered into a Share Exchange Agreement with the Company's CEO and two other individuals whereby the Company agreed to exchange 100,000,000 unregistered common shares of Alliance from these individuals in exchange for 100,000,000 shares of the Company's common stock. On the date of the transaction both Alliance's and the Company's shares were trading at $0.02 per share. Accordingly, the Company recorded the value of the investment at $2,000,000. The Company has classified this marketable security as an available for sale security and accordingly, records the investment at fair market value, or $100,000 as of September 30, 2004. Accordingly, the Company recorded an unrealized gain (loss) on investment in Alliance totaling $(3,900,000) and $8,000,000, which has been reported as other comprehensive income (loss) for the nine months ended September 30, 2004 and 2003, respectively. As of September 30, 2004 this investment balance has been reported as contra equity.

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

      Central Wireless continues to perform site acquisition and construction services for Alliance Towers. Pursuant to the agreement, Alliance Towers construction plans would include Central Wireless doing the site acquisition for the Company and also construction management of the tower(s) being built for Alliance Towers. Estimated revenues from each tower include $8,500 for site acquisition, $1,500 to $5,000 for zoning services and $20,000 construction management fee, for a total of approximately $30,000 to $33,500 per tower. Through the period ending September 30, 2004, the Company has completed site acquisition and construction supervision of eleven towers for Alliance Towers, recognizing revenue and cost of revenue will be recognized when cash collection can be reasonable assured, as explained in Note 1 of the financial statements.

      Based on our lack of  funding,  there is  substantial  risk  that  Central
Wireless will be unsuccessful in achieving its planned operations. Unless Central Wireless obtains additional funding, or rapidly increases its revenue, the Company may be forced to cease operations.

TOWER AGREEMENTS

      We  currently   have  six  agreements   with  Alliance   Towers  to  build
telecommunications towers. These agreements generally have the following terms:

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

LIQUIDITY AND CAPITAL REQUIREMENTS

WORKING CAPITAL

      The Company had a net working capital deficit on September 30, 2004 of $1,231,873, current assets as of September 30, 2004 consisted of cash equaling $726, inventory equaling $127,750, Accounts receivable of $526,075, and prepaid expenses and other current assets of $3,250. Current liabilities consisted of $852,283 of accounts payable and accrued liabilities, $54,483 due to a stockholder and $982,908 for convertible debentures. Cash on hand as of November 18, 2004 is $127.

TRANSFER OF ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE.

      On November 8, 2004, the Company entered into an agreement with our subcontractor to transfer Accounts Payable for the construction of three towers in 2003 and have them billed directly to Alliance Towers in the amount of $526,075. This in turn removes Accounts Receivable from the Company's books for Alliance Towers in the same amount. The transfer of payable and removal of receivable has an offsetting effect on working capital and net revenue from the projects. This agreement has no effect on the billing to Alliance Towers for construction management or the site acquisition work for the other sites.

CASH FLOW FROM OPERATING ACTIVITY

      Net cash used by Operating Activities for the nine months ended September 30, 2004 was $283,656 compared to net cash used for the nine months ended September 30, 2003 of $275,479. There was a decrease in cash used from operations in the current period over the prior period partially due to decreased use of stock based compensation, decreased beneficial conversion feature adjustments and a lower loss for first quarter 2004 compared to 2003.

CASH FLOW FROM INVESTING ACTIVITY

      For the nine months ended September 30, 2004, net cash used by investing activities was $0 and $0 for the same period in 2003.

CASH FLOW FROM FINANCING ACTIVITY

      Net Cash flows from financing activities for the nine months ended September 30, 2004 and 2003 were $279,915 and $ 217,250, respectively. The net cash was mainly from proceeds of convertible debentures in both period.

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

      During the nine months ended September 30, 2004, convertible debt in the amount of $213,515.52 was converted to common stock resulting in the issuance of 65,332,886 shares of our common stock. As of September 30, 2004, $982,908 in convertible debentures remain outstanding. Of this amount, approximately $982,908 is in default as of November 18, 2004. Because the holders of the debentures have a security interest in all of the Company's assets, this default could result in a foreclosure on our assets and a cease in our operations.

      Central Wireless entered into an Equity Line of Credit on October 24, 2003 with AJW Partners, AJW Qualified, AJW Offshore, New Millennium and Equilibrium. Under the Equity Line of Credit Agreement, the investors shall purchase up to Five Million Dollars ($5,000,000) of the Company's common stock during thirty-six (36) month commitment period. The investors' obligation to purchase the Company's common stock is subject to certain terms and conditions contained within the Equity Line of Credit, including that the SEC declare a registration statement relating to the shares of common stock sold under the Equity Line of Credit effective. Pursuant to the terms of the Equity Line of Credit, the Company may sell stock to the investors at a 13% discount to the average of three (3) lowest intra-day trading prices during the five (5) consecutive trading day period immediately following an advance notice. The Company may not submit an advance within ten (10) trading days of a prior advance notice. There are also limits on the amount of each advance notice. Based on our current stock price, trading volume and the investors' beneficial ownership of our common stock, we can only draw minimal amounts for every ten (10) trading days. As of September 30, 2004, the registration statement was not effective. Therefore no amounts are currently available to the Company under the Equity Line of Credit.

      There is no guaranty that Central Wireless will be able to obtain financing from the Equity Line of Credit, or any other sources. In fact, Central Wireless has been in discussions with the investors under the Equity Line of Credit concerning terminating the Equity Line of Credit and it is unlikely that the Equity Line of Credit will be available.

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

ITEM 3. CONTROLS AND PROCEDURES

(A)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Acting Principal Financial Officer (one person), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer/Acting Principal Financial Officer has concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the of period covered.

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

      There have been no other issuances of unregistered securities from January 1, 2004 through November 18, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      As of November 18, 2004, $982,908 in debentures, plus accrued and unpaid interest was due, and Central Wireless was in default on payment of $982,908 of these debentures. Because we are in default under the debenture agreements and other conditions exist as defined in the agreements, a penalty may apply which would increase the amount due by at least 30% in excess of the amounts previously due under the agreement. We have not paid the principal, interest and penalties we owe under these debentures, and we do not have the money to pay off the outstanding balances of the debentures. The Investors have not given notice to us of collection proceedings or other actions they intend to take with respect to the unpaid amounts.

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

THE INVESTORS

      Our lenders are the Investors, a group of four accredited investors who as of November 18, 2004, have purchased an aggregate of $1,825,000 in secured convertible debentures and warrants from Central Wireless under the 2001 Securities Purchase Agreement, the Letter Agreement and the 2002 Securities Purchase Agreement, August 2003 Securities Purchase Agreements, December 2003 Securities Purchase Agreement and the April 2004 Securities Purchase Agreement. All of the proceeds received from the Investors have been exhausted by us.

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

SECURED CONVERTIBLE DEBENTURES

      - AMOUNT SOLD - As of September 30, 2004, we have sold an aggregate of $1,825,000 in secured convertible debentures to the Investors under the 2001 Securities Purchase Agreement, the Letter Agreement and the 2002 Securities Purchase Agreement, August 2003 Securities Purchase Agreements, December 2003 Securities Purchase Agreement, and the April 30, 2004 Securities Purchase Agreement.

      - INTEREST RATE AND MATURITY - The interest rate on the debentures is 12%, or 15% if the debentures are in default. $274,525 in principal and $23,220 in interest became due on May 8, 2002, of which $1,875 was subsequently converted to common stock; $272,650 in principal plus accrued interest became due on July 30, 2002; $50,000 in principal plus accrued interest became due on March 29, 2003; $200,000 in principal plus accrued interest became due on July 12, 2003; and $200,000 in principal plus accrued interest became due on September 12, 2003. Outstanding principal as of November 23, 2004 that is currently in default is $982,908. Of the debentures, $135,525 were due August 2002, $20,000 were due April 2003, $45,417 were due July 2003, $191,429 were due September 2003, $200,000 were due December 2003 and $250,000 due April 2006. In addition the following outstanding balances are not currently in default, $125,000 due December 2005 and $250,000 due April 2006.

      - DEBENTURES - All Debentures, which was issued in 2003 and 2004 are currently in default. The Investors have not informed us of any collection proceedings or other actions they intend to take with respect to the unpaid amounts.

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

COVENANTS AND OTHER RESTRICTIONS

      - RESERVATION AND REGISTRATION OF SHARES - 200% of the number of shares of common stock that could be issued to the Investors upon full conversion of the debentures and full exercise of the warrants, must be reserved by us, and a Registration Statement must be filed and be declared effective by the Securities and Exchange Commission covering those shares for resale by the Investors. The Registration Statement must remain effective and available for the Investors to resell the shares of common stock received upon conversion of the debentures and exercise of the warrants. If the number of shares of common stock registered at any given time is inadequate, we are obligated to file an amended or new registration statement covering additional shares of common stock. The process of preparing and filing a registration statement is a time-consuming, costly process. Furthermore, it is a default under our agreements with the Investors if the Commission does not declare the registration statement effective within 90 days of the date of the debentures and warrants were issued. The Company filed a registration statement on Form SB-2 on December 31, 2003. However, this registration statement has not been declared effective by the Securities and Exchange Commission and it is unlikely it will be declared effective unless it is significantly amended and may be withdrawn by the Company. In addition, the Company has not filed a registration statement relating to the $250,000 of debentures issued in April 2004.

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

      - PLEDGE AND GUARANTY - Kenneth W. Brand, our Chief Executive Officer and Keith Roy Chrismon, our former President and former Chairman of the Board, each pledged the shares of common stock owned by them to the Investors, to ensure our obligations under the 2002 Securities Purchase Agreement and the related debentures and warrants.

WARRANTS

      - AMOUNT SOLD - As of September 30, 2004, we have sold warrants for an aggregate of 2,327,500 shares of common stock to the Investors under the 2001 Securities Purchase Agreement, the Letter Agreement, the 2002 Securities Purchase Agreement, the August 2003 Securities Purchase Agreement, the December 2003 Securities Purchase Agreement and the April 2004 Securities Purchase Agreement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 6. EXHIBITS

      (A) EXHIBITS.

EXHIBIT NO.   DESCRIPTION
-----------   ------------------------------------------------------------------

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

   3.1 Articles of Incorporation, filed with the Utah Secretary of State on March 8, 1987(8)

   3.2 Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on February 3, 1995(8)

   3.3 Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on June 9, 1999(8)

   3.4 Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on February 7, 2000(8)

   3.5 Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on March 24, 2000(8)

   3.6 Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on August 21, 2002(1)

EXHIBIT NO.   DESCRIPTION
-----------   ------------------------------------------------------------------

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

   4.22       Form of Stock Purchase Warrant, dated August 19, 2003(11)

   4.23       Registration Rights Agreement, dated August 19, 2003(11)

   4.24       Security Agreement, dated August 19, 2003(11)

   4.25       Intellectual   Property  Security  Agreement,   dated  August  19,
              2003(11)

   4.26       Registration Rights Agreement, dated October 24, 2003(11)

EXHIBIT NO.   DESCRIPTION
-----------   ------------------------------------------------------------------

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

Dated:   November 22, 2004          CENTRAL WIRELESS, INC.


                                    By: /S/ Kenneth W.  Brand
                                        ----------------------------------------
                                        Kenneth W.  Brand
                                        Chief Executive Officer and Acting Chief
                                        Financial Officer