Form 10KSB
period 2004-12-31
CENTRAL WIRELESS INC
filed 2005-04-19
CIK 814070

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

Annual Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
                      For the year ended December 31, 2004

                         COMMISSION FILE NUMBER 33-14065

                             CENTRAL WIRELESS, INC.
                 (Name of Small Business Issuer in its Charter)

                      UTAH                                      87-0476117
(State or Other Jurisdiction of Incorporation or             (I.R.S. Employer
                  Organization)                             Identification No.)

       2040 Bispham Rd, Sarasota, Florida                           34231
       ----------------------------------                           -----
    (Address of principal Executive Offices)                      (Zip Code)

          (941) 929-1534                            (941) 929-1476
          --------------                            --------------
   (Issuer's Facsimile Number)                 (Issuer's Telephone Number)

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

Issuer's revenue for its most recent fiscal year: $107,338.

The approximate aggregate market value of the 774,517,451 shares of voting stock held by non- affiliates of the registrant as of April 13, 2005, based on the average of the closing bid and asked prices of one share of the Common Stock of the Company, as reported on April 13, 2005 was $464,710.47.

As of April 13, 2004 Central Wireless had 821,492,451 shares of common stock outstanding.

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

                             Central Wireless Inc.
                             2040 Bispham Rd
                             Sarasota, Florida 34231
                             (941) 927-1534

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

      On October 14, 2003, the Company entered into an agreement with Diversified Management, L.L.C. to purchase materials to build eight telecommunications towers in Georgia. The Company issued 400,000,000 shares of common stock in exchange for these materials. Central Wireless has constructed and sold materials for four of these towers to Alliance Towers. Central Wireless does not have plans to use the remaining materials at any specific locations.


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


Employees

      As of April 13, 2005, we employed two full-time employees, Kenneth W. Brand, and Steven W. Troyan. For compensation information, please see the section entitled "Executive Compensation". Central Wireless does not intend to hire any new employees in fiscal 2005. We consider our relations with our employees to be good.


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

Restated Financial Statements

      The Company has restated its previously reported balance sheet as of December 31, 2003 and related statements of operations, stockholders' equity and cash flows for the period from January 1, 2003 through December 31, 2003. This restatement reflects a correction in the Company's accounting method for the investment in Alliance Towers, Inc. ("Alliance"), whereby the Company determined the investment would be recorded using the equity method. The Company originally recorded the investment in Alliance as an available-for-sale marketable securities. The Company subsequently determined that the combined ownership of shares of Alliance held by the Company and the Company's CEO was such the Company could significantly influence Alliance.

      As of December 31, 2004, the Company and the Company's CEO had approximately 12% and 20%, respectively, of ownership in Alliance Tower, Inc. ("Alliance"). During 2003, the Company's investment in Alliance was reduced to $0, accordingly the Company did not continue to report its share of the investee's losses. For the year ended December 31, 2004 and 2003, the Company did not report loss of equity-method investee of approximately $203,000 and $25,000, respectively. The Company also restated its other financial statements for the year ended December 31, 2003, including restating its revenue because the collectability of the Company's revenue from Alliance Towers, Inc. was not reasonably assured.

      The Company is required to file an Amendment to its Annual Report of Form 10-KSB for the year ended December 31, 2004 as a result of this restatement.


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

No officer or director of Central Wireless has any interest in Diversified Management, L.L.C. The Company has used materials to build __ towers for the Alliance Towers sites. The remaining materials will likely be used in Georgia, where the materials are located.

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


                          Risks Related To Our Business


We Have Historically Lost Money And Losses May Continue In The Future, Which Could Severely Impact Our Ability To Continue Operations

      We have historically lost money in prior years. For the year ended December 31, 2004, we sustained losses of $212,384. For the fiscal year ended December 31, 2003, we had sustained losses of $5,306,199. Future losses are likely to occur. Our independent auditors have noted that our Company may not have significant cash or other material assets to cover its operating costs and to allow it to continue as a going concern as described in the following paragraph. Our ability to obtain additional funding will determine our ability to continue as a going concern. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.


We Have Been The Subject Of A Going Concern Opinion From Our Independent Auditors, Which Could Severely Impact Our Ability To Continue Operations

      Our independent auditors have added explanatory paragraphs to their audit opinions issued in connection with the 2004 and 2003 financial statements which states that our Company is dependent on outside financing and has had losses since inception that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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


We Have Been And Continue To Be Subject To A Working Capital Deficit, Which Could Force The Company To Cease Operations

      We had a working capital deficit of $1,396,434 at December 31, 2004. Because of this deficit, our ability to obtain additional funding will determine our ability to continue as a going concern. We may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in eliminating the working capital deficit, or reaching and maintaining profitable operations. If the working capital deficit continues, we may be required to cease operations. In addition, our accumulated deficit was $9,867,002 at December 31, 2004.


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

ITEM 2. DESCRIPTION OF PROPERTY


Facilities

      Our corporate headquarters is located at 2040 Bispham Rd, , Sarasota, Florida 34231 and our phone number is (941) 929-1534. We currently lease approximately 800 square feet of office space on a month-to-month basis. Our rent is currently $1,000 per month. If our landlord terminates our lease, we believe that we could find suitable office space at comparable rates. Our offices are in good condition, and we believe our offices are adequate for our current needs.

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

ITEM 4. SUBMISSION FOR MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters have been submitted to a vote of the Company's security holders during the year ended December 31, 2004.

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


                      COMMON STOCK OF CENTRAL WIRELESS INC.
                               FIRST QUARTER 2005

      Fiscal Year Ending December 31, 2005(1)         High              Low

      First Quarter                                   $0.01            $0.01

                      COMMON STOCK OF CENTRAL WIRELESS INC.
                             FISCAL YEAR ENDED 2004

      Fiscal Year Ending December 31, 2004(1)         High              Low

      First Quarter                                   $0.01            $0.01
        Second Quarter                                $0.01            $0.01
        Third Quarter                                 $0.01            $0.01
             Fourth Quarter                           $0.01            $0.01

                      COMMON STOCK OF CENTRAL WIRELESS INC.
                             FISCAL YEAR ENDED 2003

      Fiscal Year Ending December 31, 2003(1)         High              Low

      First Quarter                                   $0.03            $0.01
      Second Quarter                                  $0.05            $0.01
      Third Quarter                                   $0.02            $0.01
      Fourth Quarter                                  $0.02            $0.01

                      COMMON STOCK OF CENTRAL WIRELESS INC.
                             FISCAL YEAR ENDED 2002

      Fiscal Year Ending December 31, 2002(1)         High              Low

      First Quarter                                   $0.19            $0.08
      Second Quarter                                  $0.60            $0.08
      Third Quarter                                   $0.19            $0.06
      Fourth Quarter                                  $0.12            $0.03

                      COMMON STOCK OF CENTRAL WIRELESS INC.
                             FISCAL YEAR ENDED 2001

      Fiscal Year Ending December 31, 2001(2)         High              Low

      First Quarter                                   $0.13            $0.06
      Second Quarter                                  $0.12           $0.045
      Third Quarter                                   $1.00           $0.006
      Fourth Quarter                                  $0.06           $0.005

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


Sales Of Unregistered Securities

      Beginning with December 1, 2000 through April 13, 2005, Central Wireless had the following unregistered issuances of securities:


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


2001 Securities Purchase Agreement

      On May 8, 2001, we entered into the 2001 Securities Purchase Agreement with two of the investors, AJW Partners, LLC and New Millennium Capital Partners II, LLC, for the sale of 12% secured convertible debentures, in the principal amount of up to $600,000 and warrants to purchase up to 30,000 shares of our common stock. The debentures are convertible into shares of our common stock and matured on May 8, 2002. On May 8, 2001, we sold an aggregate of $300,000 in debentures, plus warrants to acquire 15,000 shares of our common stock. The warrants expired on May 8, 2004. The proceeds from the sale were $300,000, less $49,000 in expenses.

      The debentures issued under the 2001 Securities Purchase Agreement are convertible into shares of our common stock at the conversion price, which is equal to the lesser of (i) 50%, multiplied by the average of the lowest three trading prices for our common stock during the 20 trading days immediately prior to the notice of conversion, and (ii) $0.60. The warrants were exercisable at an exercise price per share equal to the lesser of (i) $0.50 and (ii) the average of the lowest three trading prices for our common stock during the 20 trading days immediately prior to exercise. Pursuant to the terms of the 2001 Securities Purchase Agreement, we are required to reserve for issuance, two times the number of shares of common stock that may be converted from the debentures or exercised pursuant to the warrants.

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


July 2001 Sale Under The 2001 Securities Purchase Agreement

      On July 30, 2001, we sold an additional $300,000 in debentures and warrants to purchase an additional 15,000 shares of common stock, to AJW Partners, LLC and New Millennium Capital Partners, II, LLC under the 2001 Securities Purchase Agreement. The debentures are convertible into shares of our common stock and matured on July 30, 2002. The warrants expired July 30, 2004. The proceeds to us from the sale of the July 30, 2002 debentures and warrants were $300,000, less $40,500 in expenses. The debentures and warrants sold under the 2001 Securities Purchase Agreement were issued in reliance on federal exemptions from registration, including, but not limited to, Regulation D, Rule 506 promulgated under the Securities Act of 1933.

      The debentures issued under the 2001 Securities Purchase Agreement are convertible into shares of our common stock at the conversion price, which is equal to the lesser of (i) 50%, multiplied by the average of the lowest three trading prices for our common stock during the 20 trading days immediately prior to the notice of conversion, and (ii) $0.60. The warrants were exercisable at an exercise price per share equal to the lesser of (i) $0.50 and (ii) the average of lowest three trading prices for our common stock during the 20 trading days immediately prior to exercise.


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

      The debentures are convertible into shares of our common stock at the conversion price, which is equal to the lesser of (i) 50%, multiplied by the average of the lowest three trading prices for our common stock during the 20 trading days immediately prior to the notice of conversion, and (ii) $.114. The warrants were exercisable at an exercise price per share equal to the lesser of
(i) $.056 and (ii) the average of lowest three trading prices for our common stock during the 20 trading days immediately prior to exercise. The warrants expired on March 29, 2005.


2002 Securities Purchase Agreement

      On July 12, 2002, we entered into the 2002 Securities Purchase Agreement with AJW Qualified and AJW Offshore for the sale of (i) 12% secured convertible debentures in the aggregate principal amount of up to $600,000, convertible into shares of our common stock, and (ii) warrants to purchase up to 120,000 shares of our common stock.

      On July 12, 2002, September 12, 2002 and December 20, 2002, pursuant to the 2002 Securities Purchase Agreement, we sold an aggregate of (i) $600,000 in debentures, and (ii) warrants to purchase 120,000 shares of common stock.

      The debentures issued under the 2002 Securities Purchase Agreement are convertible, at the option of the Investors, into shares of our common stock at a conversion price that is equal to the lesser of (i) 50%, multiplied by the average of the lowest three trading prices for our common stock during the 20 trading days immediately prior to the date of the Investors' notice of conversion, and (ii) $0.10. The warrants expire on _____. The warrants are exercisable at an exercise price per share equal to $0.20. The debentures are due one year from the date of issuance. Pursuant to the terms of the 2002 Securities Purchase Agreement, we are required to reserve for issuance to the Investors, two times the number of shares of common stock that may be converted from the debentures or exercised pursuant to the warrants.

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


December 2003 Securities Purchase Agreement

      Central Wireless entered into a Securities Purchase Agreement on December 15, 2003 with AJW Partners and New Millennium, which have previously purchased debentures from the Company. Pursuant to the terms of the Securities Purchase Agreement, these entities have purchased a total of One Hundred Twenty-Five Thousand Dollars ($125,000) of 12% convertible debentures from the Company and warrants to purchase Six Hundred Twenty-Five Thousand (625,000) shares of the Company's common stock. The convertible debentures have a two-year term and the warrants would have to be exercised within five (5) years from the date of issuance at an exercise price of $0.01. The debentures are convertible at the lesser of (i) $0.012 and (ii) 50% of the average of the three (3) lowest intra-day trading prices during the twenty (20) trading day period ending one
(1) trading day prior to the date a conversion notice is sent by the holder.


April 2004 Securities Purchase Agreement

      Central Wireless entered into a Securities Purchase Agreement on April 30, 2004 with AJW Partners and New Millennium, which have previously purchased debentures from the Company. Pursuant to the terms of the Securities Purchase Agreement, these entities have purchased a total of Two Hundred Twenty Five

Thousand Dollars ($250,000) of 12% convertible debentures from the Company and warrants to purchase Seven Hundred Fifty Thousand (750,000) shares of the Company's common stock. The convertible debentures have a two-year term and the warrants would have to be exercised within five (5) years from the date of issuance at an exercise price of $0.01. The debentures are convertible at the lesser of (i) $0.005 and (ii) 50% of the average of the three (3) lowest intra-day trading prices during the twenty (20) trading day period ending one
(1) trading day prior to the date a conversion notice is sent by the holder.


January 2005 Securities Purchase Agreement

      Central Wireless entered into a Securities Purchase Agreement on January 31, 2005 with AJW Partners and New Millennium, which have previously purchased debentures from the Company. Pursuant to the terms of the Securities Purchase Agreement, these entities have purchased a total of Two Hundred Twenty Five Thousand Dollars ($250,000) of 12% convertible debentures from the Company and warrants to purchase Seven Hundred Fifty Thousand (750,000) shares of the Company's common stock. The convertible debentures have a two-year term and the warrants would have to be exercised within five (5) years from the date of issuance at an exercise price of $0.01. The debentures are convertible at the lesser of (i) $0.005 and (ii) 50% of the average of the three (3) lowest intra-day trading prices during the twenty (20) trading day period ending one
(1) trading day prior to the date a conversion notice is sent by the holder.


Securities Issued Upon Conversion Of Debentures

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

      On February 20, 2002, AJW Partners and New Millennium each elected to convert $1,875 in principal amount of convertible debentures into shares of the Company's common stock. The Buyers were issued 31,250 shares at a conversion price of $0.06 a share, respectively.

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

      On March 29, 2004, 7,625,554 shares were issued to investors pursuant to the conversion of $26,689.44 of convertible debentures.

      On April 20, 2004, the Company issued 8,340,450 for conversion of principal on convertible debentures totaling $26,689.44.

      On May 6, 2004, the Company issued 12,709,258 for conversion of principal on convertible debentures totaling $26,689.44.

      There have been no other issuances of unregistered securities from January 1, 2004 through December 31, 2004.


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

      Listed below are the names of the persons and companies who received shares of common stock pursuant to our agreement with KRC, the number of shares of common stock received by each such person, and the percentage of our common stock beneficially owned (directly or indirectly) by each such person, as of July 2, 2002:

                                                                  % of Shares
                                                                  Beneficially
               Name                           No. of Shares         Owned(1)
               ----                           -------------         --------

               Kenneth W. Brand                1,125,000                 18%
               Keith Roy Chrismon(2)           1,125,000                 18%
               Steven W. Troyan                1,125,000                 18%
               Sharon R. Hetman                  250,000                  4%
               Michael S. Delin                  150,000                  2%
               Amber Run LLC(3)                  187,500                  3%
               Quandry LLC(4)                    187,500                  3%
                                               ---------           --------

               TOTAL:                          4,150,000                 66%
                                               =========           ========

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


Going Concern

      As reflected in Central Wireless's financial statements for the twelve months ended December 31, 2004, Central Wireless's accumulated deficit of $9,867,002 and its working capital deficiency of $1,396,434 raise doubt about its ability to continue as a going concern. The ability of Central Wireless to continue as a going concern is dependent on Central Wireless' ability to raise additional debt or capital, including the ability to raise capital under the Equity Line of Credit Agreement. The financial statements for December 31, 2004 do not include any adjustments that might be necessary if Central Wireless is unable to continue as a going concern.


Critical Accounting Policies And Estimates

      Investment in equity-method trustee - The Company accounts for investments in which the Company does not maintain control in accordance with Accounting Research Bulletin 51, as amended, as an equity-method investee. The investment in equity-method investees is reflected on the balance sheet as "Investment in Equity-Method Investee" and its share of the Investees' earnings or losses as "Equity in Losses of equity-method investee, net" on the statements of operations. When the Company is not committed to provide additional financial support for the investee, has already reduced its investment in and advances to the investee to zero, and has no additional investments in the investee, the Company does not continue to report its share of the investee's losses. Revenues earned from the equity-method investee are reported when the amounts are realized.

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

      During the third quarter of 2004, the Company adopted a modified version of the completed-contract method in the event that collectiblity for fixed-price construction contracts and/or consulting services is not reasonably assured. Under the completed-contract method, SOP 81-1 requires all costs and related revenues to be reported as deferred items until the contract is completed. Accordingly, the Company defers all costs until each contract is completed. However, the Company does not record revenues, including receivables, until such time that cash collections can be reasonably assured. Currently, the Company uses this method for all contracts with Alliance.

      Concentration

      Currently, the Company's only client is Alliance for which the Company was contracted to assist in the acquisition of wireless tower sites, as well as assistance in engineering, zoning, and construction of towers on the acquired sites. All revenues related to Alliance are 100% of the total revenues.

      Inventory

      Inventory is stated at the lower of cost or market. Cost is principally determined by using the average cost method. Inventory consists of disassembled steel towers held for future construction and sale or lease. The Company's management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required.

      Stock-based compensation

      The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations", in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No 123 requires the recognition of compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement

      The Company granted no warrants or options to employees for compensation for the years ended December 31, 2004 and 2003.


Results Of Operations For The Year Ended December 31, 2004, Compared To The Year Ended December 31, 2003

      The Company has restated its previously reported balance sheets as of December 31, 2003 and related statements of operations, stockholders' equity and cash flows for the period of January 1, 2003 through December 31, 2003. This restatement reflects a correction in the Company's accounting method for the investment in Alliance Towers Inc, whereby the Company determined the investment be recorded using the equity method and a restatement of revenues because collection of the revenue generated by Alliance Towers is not reasonably assured. The Company is required to file an Amendment to its Annual Report of Form 10-KSB for the year ended December 31, 2004 as a result of this restatement.

      On November 8, 2004, EME General Contractors ("EME") agreed to transfer the balance owed by the Company totaling $526,075 to Alliance Towers, Inc. ("Alliance"). This balance represents the amount owed to EME for the construction of 4 towers that were in turn billed to Alliance from the Company. Accordingly, the Company recorded cancellation of debt in the amount of $526,075 for the year ended December 31, 2004. The transfer of the balance owed had no impact on gross revenues.

      Revenues. Revenues for the year ended December 31, 2004, were approximately $107,338 compared to $64,501 for the year ended December 31, 2003 after restatement. The increase in revenues in 2004 was attributable to the completion of a fourth tower construction projects for Alliance Towers, Inc for which the Company received payment. Revenues were recognized when payments were received.

      Cost of Revenues. Cost of revenues for the year ended December 31, 2004, was $205,322, compared to $579,181 for the year ended December 31, 2003. The decrease was a result of the Company completed fewer construction projects in 2004, even though the Company was paid for more projects in 2004.

      Gross loss. Gross loss for the year ended December 31, 2004, was $97,984, as compared to gross profit loss of 514,680 for the year ended December 31, 2002.

      Operating Expenses. Operating expenses for the year ended December 31, 2004, were $436,801, as compared to $2,311,887, for the year ended December 31, 2003. The $1,875,086 decrease in operating expenses in 2004 was primarily attributable decreased use of consultants, and legal fees. In 2004, operating expenses consisted of $75,200 of professional and consulting fees, and $361,601 of other general and administrative expenses.

      Other Income (Expense). Other income (expenses) for the year ended December 31, 2004, was net expenses of $212,384, compared to $5,306,199 for the year ended December 31, 2003. During 2004 there was a transfer of amounts owed in accounts payable from our contractor directly to Alliance Towers. In total $526,075 in accounts payables owed to one of our contractors was cancelled. The Company had $203,674 of interest expense in 2004. The major other expense in 2003 was a $2,000,000 loss on the Company's investment in Alliance Towers.

      Interest Expense. The Company had interest expense of $203,674 for fiscal year 2004, compared to interest expense of $608,186. The decrease of $404,512 is a result of fewer conversions of convertible debentures in 2004 and all discounts are fully accreted at the date of conversion.

      During February 2003 the Company entered into a Share Exchange Agreement to exchange 100,000,000 shares of Central Wireless common stock for 100,000,000 shares of Alliance Towers, Inc. common stock. On the date of the transaction Alliance Towers, Inc. common stock and Central Wireless common stock were trading at $0.02 per share. The Company has restated its previously reported balance sheet as of December 31, 2003 and related statements of operations, stockholders' equity and cash flows for the period from January 1, 2003 through December 31, 2003. This restatement reflects a correction in the Company's accounting method for the investment in Alliance Towers, Inc. ("Alliance"), whereby the Company determined the investment would be recorded using the equity method.. The Company originally recorded the investment in Alliance as an available-for-sale marketable securities. The Company subsequently determined that the combined ownership of shares of Alliance held by the Company and the Company's CEO was such the Company could significantly influence Alliance. In addition, the Company is not recognizing revenue until collection can be reasonably assured. Refer to Note 8 of the financial statements for a summary of the changes to the balance sheet and statements of operations related to using the equity method


Plan Of Operations For 2005

      Central Wireless intends to continue to market and expand its client base by offering quality services at competitive pricing. The market is highly competitive.

      An area of potential increased growth is in the wireless broadband. Central Wireless has personnel trained in the deployment of "line of site" broadband technology. We have negotiated an agreement to become a contractor for a large county wide deployment of wireless broadband services in South Carolina, however, we have not yet received revenue or performing services under this agreement. Central Wireless has executed an agreement to allow the Company to be licensed in and perform general contracting services in the following states:
Alabama, Mississippi, Georgia, Tennessee, North and South Carolina, Louisiana, as well as Florida. The licensing in these states will allow Central Wireless to direct perform many of the tasks previously subcontracted.

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

      Central Wireless continues to perform site acquisition and construction services for Alliance Towers. Pursuant to the agreement, Alliance Towers' construction plans would include Central Wireless doing the site acquisition for the Company and also construction management of the tower(s) being built for Alliance Towers. Estimated revenues from each tower include $8,500 for site acquisition, $1,500 to $5,000 for zoning services and $20,000 construction management fee, for a total of approximately $30,000 to $33,500 per tower. Through the period ended December 31, 2004, the Company has completed site acquisition and construction supervision of eleven towers for Alliance Towers, recognizing revenue and cost of revenues will be recognized when cash collection can me reasonable assured, as explained in Note 1 of the financial statements.

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


Liquidity And Capital Requirements


      Working Capital

      The Company had a net working capital deficit on December 31, 2004 of $1,396,434. Current assets as of December 31, 2004 consisted mainly of cash equaling $18 and inventory equaling $127,750. Current liabilities consisted mainly of $454,783 of accounts payable and accrued liabilities, $91,623 of due to stockholder and $977,796 of current portion of convertible debentures. Cash on hand as of April 13, 2005 is $17,829.


      Cash Flow From Operating Activity

      Net cash used by Operating Activities for the year ended December 31, 2004 was $321,504 compared to net cash used for the year ended December 31, 2003 of $437,749. There was a decrease in cash used from operations in the current year over the prior year due to decreased use of stock issuances for consulting services.


      Cash Flow From Investing Activity

      For the year ended December 31, 2004 net cash used by investing activities was $0.00 compared to $0.00 for the same period in 2003.


      Cash Flow From Financing Activity

      Cash flows from financing activities for the years ended December 31, 2004 and 2003 were $317,055 and $383,839. Cash provided for the years ended December 31, 2004 and 2003, were predominantly from the issuance of convertible debentures with the funds being used for the operation of the business since its change of control.

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

      Central Wireless entered into a Securities Purchase Agreement on December 15, 2003 with AJW Partners and New Millennium, which have previously purchased debentures from the Company. Pursuant to the terms of the Securities Purchase Agreement, these entities have purchased a total of One Hundred Twenty-Five Thousand Dollars ($125,000) of 12% convertible debentures from the Company and warrants to purchase Six Hundred Twenty-Five Thousand (625,000) shares of the Company's common stock. The convertible debentures have a two-year term and the warrants would have to be exercised within five (5) years from the date of issuance at an exercise price of $0.01. The debentures are convertible at the lesser of (i) $0.012 and (ii) 50% of the average of the three (3) lowest intra-day trading prices during the twenty (20) trading day period ending one
(1) trading day prior to the date a conversion notice is sent by the holder.

      Central Wireless entered into a Securities Purchase Agreement on April 30, 2004 with AJW Qualified and AJW Offshore, which have previously purchased debentures from the Company. Pursuant to the terms of the Securities Purchase Agreement, these entities have purchased a total of Two Hundred Thousand Dollars ($200,000) of 12% convertible debentures from the Company and warrants to purchase Seven Hundred Fifty Thousand (750,000) shares of the Company's common stock. The convertible debentures have a one-year term and the warrants would have to be exercised within five (5) years from the date of issuance at an exercise price of $0.01. The debentures are convertible at the lesser of (i) $0.005 and (ii) 50% of the average of the three (3) lowest intra-day trading prices during the twenty (20) trading day period ending one (1) trading day prior to the date a conversion notice is sent by the holder.

      Central Wireless entered into a Securities Purchase Agreement on January 31, 2005 with AJW Partners and New Millennium, which have previously purchased debentures from the Company. Pursuant to the terms of the Securities Purchase Agreement, these entities have purchased a total of Two Hundred Twenty Five Thousand Dollars ($250,000) of 12% convertible debentures from the Company and warrants to purchase Seven Hundred Fifty Thousand (750,000) shares of the Company's common stock. The convertible debentures have a two-year term and the warrants would have to be exercised within five (5) years from the date of issuance at an exercise price of $0.01. The debentures are convertible at the lesser of (i) $0.005 and (ii) 50% of the average of the three (3) lowest intra-day trading prices during the twenty (20) trading day period ending one
(1) trading day prior to the date a conversion notice is sent by the holder.

      The prior outstanding debentures of the Company are convertible into shares of our common stock at the conversion price, which is calculated using the formula in the debentures. The conversion price is significantly lower than our common stock's trading price on the OTCBB at any given time. The conversion price is equal to the lesser of (i) 50%, multiplied by the average of the lowest three trading prices for our common stock during the 20 trading days immediately prior to the notice of conversion, and (ii) a fixed conversion price ranging from $0.60 to $0.005. All outstanding debentures are currently in default. As a result of the related security agreements, the holders of the debentures could foreclose on all of the Company's assets and force the Company out of business.

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

      During fiscal year 2003, convertible debt in the amount of $597,783 was converted to common stock resulting in the issuance of 115,707,464 shares of our common stock. As of December 31, 2003, $917,371 in convertible debentures remained outstanding. Of this amount, approximately $432,234 was in default as of April 13, 2004. Because the holders of the debentures have a security interest in all of the Company's assets, this default could result in a foreclosure on our assets and a cease in our operations.

      During fiscal year 2004, convertible debt in the amount of $213,515 was converted to common stock resulting in the issuance of 65,332,886 shares of our common stock. On February 3, 2005 we received an additional $250,000 in convertible debentures. As of December 31, 2004 and April 13, 2005, $977,796 and $1,243,743, respectively, in convertible debentures remain outstanding. Of this amount, approximately $1,243,743 is in default as of April 15, 2004. Because the holders of the debentures have a security interest in all of the Company's assets, this default could result in a foreclosure on our assets and a cease in our operations.

      Central Wireless entered into an Equity Line of Credit on October 24, 2003 with AJW Partners, AJW Qualified, AJW Offshore, New Millennium and Equilibrium. Under the Equity Line of Credit Agreement, the investors shall purchase up to Five Million Dollars ($5,000,000) of the Company's common stock during thirty-six (36) month commitment period. The Company did not complete the related registration statement in the time frame as stated in the agreement. Accordingly, the agreement became invalid in 2004.

      There is no guaranty that Central Wireless will be able to obtain financing from the Equity Line of Credit, or any other sources or on acceptable terms.

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

      To continue operations for the next twelve months, Central Wireless needs to obtain $1,400,000, for working capital. It is unlikely that revenues generated by the Company will be sufficient to generate these funds and, therefore, the Company will require outside financing. The Company intends to obtain some of this funding from outside equity or debt funding and some from company-generated revenue. There is a substantial likelihood that the Company could fail to meet both its long-term and short-term capital requirements over the next twelve (12) months.

      During January 2005, the Company entered into an Accounts Receivable Purchase Agreement with Bottom Line Advisors, Inc. ("Purchaser") whereby the Purchaser will pay $25,000 and 134,065,000 shares of restricted common stock of Alliance Towers, Inc. in exchange for accounts receivable from Alliance Towers, Inc. in the amount of $398,567.39.


Default Upon Senior Securities

      As of April 13, 2005, the Company has convertible debentures in the amount of $1,243,743, plus accrued and unpaid interest was due, and Central Wireless was in default on payment of $1,243,743 of these debentures. Because we are in default under the debenture agreements and other conditions exist as defined in the agreements, a penalty may apply which would increase the amount due by at least 30% in excess of the amounts previously due under the agreement. We have not paid the principal, interest and penalties we owe under these debentures, and we do not have the money to pay off the outstanding balances of the debentures. The Investors have not given notice to us of collection proceedings or other actions they intend to take with respect to the unpaid amounts.

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


The Investors

      Our lenders are the Investors, a group of four accredited investors who as of April 13, 2005, have purchased an aggregate of $2,075,000 in secured convertible debentures and warrants from Central Wireless under the 2001 Securities Purchase Agreement, the Letter Agreement and the 2002 Securities Purchase Agreement, August 2003 Securities Purchase Agreements and December 2003 Securities Purchase Agreement, April 2004 Securities Purchase Agreement and the January 20045 Securities Purchase Agreement. All of the proceeds received from the Investors have been exhausted by us.

      The terms of our agreements with the Investors place substantial restrictions on our ability to take certain actions, and require us to comply with covenants in the 2001 Securities Purchase Agreement, the 2002 Securities Purchase Agreement, August 2003 Securities Purchase Agreements, December 2003 Securities Purchase Agreement, April 2004 Securities Purchase Agreements, January 2005 Securities Purchase Agreement and the related investment documents. The principal terms of our agreements with the Investors include the following:


Secured Convertible Debentures

      - Amount Sold - As of April 13, 2005, we have sold an aggregate of $2,075,000 in secured convertible debentures to the Investors under the 2001

Securities Purchase Agreement, the Letter Agreement, the 2002 Securities Purchase Agreement, August 2003 Securities Purchase Agreements, December 2003 Securities Purchase Agreement, and April 2004 Securities Purchase Agreement and the January 2005 Securities Purchase Agreement.

      - Interest Rate and Maturity - The interest rate on the debentures is 12%, or 15% if the debentures are in default. Outstanding principal as of December 31, 2004, which is currently in default is $14,315 due August 2002, $20,481 due April 2003, $8,000 due July 2003, $160,000 due September 2003, and $200,000 due
December 2003,.$200,000 due August 2005, $125,000 due December 2005, $250,000
due May 2006, and $250,000 due January 31, 2005

      - Debentures - Debentures totaling $1,243,743 are currently in default. The Investors have not informed us of any collection proceedings or other actions they intend to take with respect to the unpaid amounts.

      - Conversion Feature - The debentures are convertible into shares of our common stock at the conversion price, which is calculated using the formula in the debentures. The conversion price is significantly lower than our common stock's trading price on the OTCBB at any given time. The conversion price is equal to the lesser of (i) 50%, multiplied by the average of the lowest three trading prices for our common stock during the 20 trading days immediately prior to the notice of conversion, and (ii) a fixed conversion price ranging from $0.60 to $.0.005.

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


Covenants And Other Restrictions

      - Reservation and Registration of Shares - 200% of the number of shares of common stock that could be issued to the Investors upon full conversion of the debentures and full exercise of the warrants, must be reserved by us, and a Registration Statement must be filed and be declared effective by the Securities and Exchange Commission covering those shares for resale by the Investors. The Registration Statement must remain effective and available for the Investors to resell the shares of common stock received upon conversion of the debentures and exercise of the warrants. If the number of shares of common stock registered at any given time is inadequate, we are obligated to file an amended or new registration statement covering additional shares of common stock. The process of preparing and filing a registration statement is a time-consuming, costly process. Furthermore, it is a default under our agreements with the Investors if the Commission does not declare the registration statement effective within 45 or 90 days of the date of the debentures and warrants were issued. The Company filed a registration statement on Form SB-2 on December 31, 2003. This registration statement has not been declared effective by the Securities and Exchange Commission. The Company must file a new registration statement relating to the outstanding debentures.

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

      - General - we must remain in compliance with all of our obligations under the 2001 Securities Purchase Agreement, the Letter Agreement, the 2002 Securities Purchase Agreement, the August 2003 Securities Purchase Agreement, the December 2003 Securities Purchase Agreement, the April 2004 Securities Purchase Agreement and the January 31, 2005 Securities Purchase Agreement and the convertible debentures and warrants issued under those agreements.

      - Security - we granted the Investors a first priority security interest in substantially all of our assets to secure our obligations under the 2001 Securities Purchase Agreement, the Letter Agreement, the 2002 Securities Purchase Agreement, the August 2003 Securities Purchase Agreement, the December 2003 Securities Purchase Agreement, the April 2004 Securities Purchase Agreement and the January 31, 2005 Securities Purchase Agreement.

      - Pledge and Guaranty - Kenneth W. Brand, our Chief Executive Officer and Keith Roy Chrismon, our President and Chairman of the Board, each pledged the shares of common stock owned by them to the Investors, to ensure our obligations under the 2002 Securities Purchase Agreement and the related debentures and warrants.


Warrants

      - Amount Sold - As of April 13, 2005, we have sold warrants for an aggregate of 3,077,500 shares of common stock to the Investors under the 2001 Securities Purchase Agreement, the Letter Agreement, the 2002 Securities Purchase Agreement, the August 2003 Securities Purchase Agreement, the December 2003 Securities Purchase Agreement, the April 2004 Securities Purchase Agreement and the January 31, 2005 Securities Purchase Agreement

      - Expiration Date - Warrants to purchase 15,000 shares of common stock expired May 8, 2004; warrants to purchase 15,000 shares of common stock expired July 30, 2004; warrants to purchase 2,500 shares of common stock expired March 29, 2005; warrants to purchase 40,000 shares of common stock expire July 12, 2005; and warrants to purchase 40,000 shares of common stock expire September 12, 2005; warrants to purchase 40,000 shares of common stock expire December 31, 2005; warrants to purchase 800,000 shares of common stock expire August 19, 2008; warrants to purchase 625,000 shares of stock expire on December 15, 2003; warrants to purchase 750,000 shares of common stock expire on April 30, 2009 and warrants to purchase 750,000 shares of common stock expire on January 31, 2010.

      - Exercise Price - The warrants are exercisable for shares of our common stock at the exercise price, which, for shares sold under the Letter Agreement and the 2001 Securities Purchase Agreement is calculated by a formula, and for shares sold under the 2002 Securities Purchase Agreement is a fixed price of $0.20 per share. The exercise price for shares sold under the Letter Agreement and the 2001 Securities Purchase Agreement is $0.05 per share. The exercise price for the warrants issued under the August 2003 Securities Purchase Agreement, the December 2003 Securities Purchase Agreement, the April 2004 Securities Purchase Agreement , and the January 31, 2005 Securities Purchase Agreement is $0.01.

Current Accounting Pronouncements

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

      During December 2003, the Financial Accounting Standards Board issued Interpretation 46(R), Consolidation of Variable Interest Entities ("FIN 46(R)"). FIN 46(R) clarified the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Effective March 31, 2004, we adopted FIN 46(R). The implementation of Interpretation No. 46 did not have a material effect on the Company's financial statements.

      In November 2004 the FASB issued SFAS No. 151, "Inventory Costs". The new Statement amends ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have any impact on the Company's financial condition or results of operations.

      In December 2004, the FASB issued Statement 123 (revised 2004) which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). The Company files as a small business issuer and must meet the requirements of this Statement for accounting periods after December 15, 2005. The Company is evaluating SFAS 123R and believes it may have a material effect on the Company's financial statements.



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


(B)   Changes In Internal Controls Over Financial Reporting

      In connection with the evaluation of the Company's internal controls during the Company's fourth fiscal quarter ended December 31, 2004, the Company's Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The following table includes the name, age, and position of each officer and director of Central Wireless, the date each became a director, and the term of office for each director.

                        DIRECTORS AND EXECUTIVE OFFICERS
                                       OF
                              CENTRAL WIRELESS INC.

Name                 Age     Position                       Director Since:    Term
----                 ---     --------                       ---------------    ----
Kenneth W. Brand     59      Chief Executive                June 28, 2002      August 16, 2002 to next
                               Officer/Director, Acting                         annual shareholders'
                               CFO                                              meeting

Steven W. Troyan     41      Vice President of              June 28, 2002      August 16, 2002 to next
                               Construction/Director                            annual shareholders'
                                                                                meeting
Ronald A. Jones      56      Director                       January 2003       Until next annual meeting

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


Code Of Ethics

      On April 12, 2004, the Board of Directors of the Company adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with the Securities and Exchange Commission as an Exhibit to the Form 10-KSB for the year ended December 31, 2003.


Compliance With Section 16(a) Of The Exchange Act

      Based solely upon a review of Form 3, Form 4 and Form 5 filings furnished to the Company during the year ended December 31, 2003, certain written representations and shareholders who, to the best of our knowledge, hold 10 percent or more of our shares, during the year ended December 31, 2004, no director, officer or beneficial owner of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act failed to file as disclosed in Form 3 and 4 filings, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2004. The Company believes that the following individuals filed Forms 3 and 4 on an untimely basis:

      (1)   Kenneth Brand

      (2)   Steve Troyan

      (3)   Ronald Jones


ITEM 10. EXECUTIVE COMPENSATION

      The following table includes a summary of information concerning the compensation paid to our executive officers for each of our last three completed fiscal years for individuals still associated with the Company.

                           SUMMARY COMPENSATION TABLE

                                                  Annual Compensation                Long-Term Compensation
                                         ------------------------------------  ---------------------------------
                                                        Awards                              Payments
                                         ------------------------------------  ---------------------------------
                                                                                                         All
                                           Annual      Stock                                            Other
Name and Principal Position  Year          Salary      Bonus    Options/Comp.   LTIP Awards     SARS    Payouts   Compensation
---------------------------  ----        ---------  ---------  --------------  -------------  -------  --------- --------------
Kenneth W. Brand             2004        $  31,400  $    -0-            -0-           -0-       -0-       -0-      $ 31,400
                             2003           31,249    34,544            -0-           -0-       -0-       -0-        65,893
                             2002           37,911       -0-            -0-           -0-       -0-       -0-           -0-
                             2001              -0-       -0-            -0-           -0-       -0-       -0-           -0-

                             2004           33,833       -0-                                                         33,833
Steven W Troyan              2003           39,129    34,544            -0-           -0-       -0-       -0-        75,475
                             2002           37,911       -0-            -0-           -0-       -0-       -0-           -0-
                             2001              -0-       -0-            -0-           -0-       -0-       -0-           -0-

Sharon R. Hetman             2002              791       -0-            -0-           -0-       -0-       -0-           -0-
                             2002              -0-       -0-            -0-           -0-       -0-       -0-           -0-
                             2001              -0-       -0-            -0-           -0-       -0-       -0-           -0-

Option Grants For Fiscal 2004

      No options were granted to our officers in 2004. All of these options expired without being exercised, and the options have been returned to the option pool. No stock appreciation rights were granted in 2004.


Director Compensation

      Our directors currently receive no compensation for their services. No director received compensation for expenses incurred in attending directors' meetings in 2004.


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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Security Ownership Of Beneficial Owners

      As of the close of business on April 13, 2005, Central Wireless had 821,492,451 shares of common stock issued and outstanding, based upon information from our transfer agent. The following table sets forth as of that date, the name and the number of shares of our common stock, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 821,492,451 issued and outstanding shares of our common stock.

      Security Ownership Of Certain Beneficial Owners as of April 13, 2005

                                                                   Amount and Nature of            Percentage of
Tiled of Class      Name and Address                               Beneficial Ownership              Class(2)
--------------      ----------------                               --------------------              --------
Common              Diversified Management, L.L.C.(3)         400,000,000            Direct           48.69%
                    2033 Main Street, Suite 600
                    Sarasota, Florida 34237

Common              Kenneth W. Brand                           42,625,000            Direct            5.18%
                    4333 South Tamiami Trail, Suite E
                    Sarasota, Florida 34231

Common              Total                                     442,625,000            Direct           53.87%

Security Ownership Of Management

      The following table sets forth as of April 13, 2005, the name and the number of shares of our common stock, held of record or beneficially by each of our officers and directors, and of all our officers and directors as a group.


                        Security Ownership Of Management
                                       Of
                              Central Wireless Inc.

                                                                                     Amount and Nature of         Percentage
Title of Class   Name and Address                      Position                      Beneficial Ownership        of Class(2)
--------------   ----------------                      --------                      --------------------        -----------
Common           Kenneth W. Brand                      Chief Executive
                 4333 South Tamiami Trail, Suite E     Officer/Director             42,625,001         Direct         5.18%
                 Sarasota, Florida 34231

Common           Sharon R Hetman                       Secretary                     1,750,000         Direct             *
                 2040 Bispham Rd
                 Sarasota, FL   34231

Common           Steven W. Troyan                      Vice President of
                 4333 South Tamiami Trail, Suite E     Construction/Director         1,500,000         Direct             *
                 Sarasota, Florida 34231

Common           Ronald A. Jones                       Director
                 4333 South Tamiami Trail, Suite E                                   1,100,000         Direct             *
                 Sarasota, Florida 34231

                 All officers and directors as a
                 group(4)                                                           46,975,000         Direct         5.72%

*     Less than one percent.

(1) The group consists of four persons, Kenneth W. Brand, Sharon R. Hetman, Steven W. Troyan and Ronald Jones.

(2) Applicable percentage of ownership is based on 821,492,451 shares of common stock outstanding as of April 13, 2005, together with securities exercisable or convertible into shares of common stock within 60 days of April 13, 2005, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of April 13, 2005 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Note that affiliates are subject to Rule 144 and Insider trading regulations - percentage computation is for form purposes only.

(3)   Sharon Hetman resigned her position as Secretary during 2003

Securities Authorized For Issuance Under Equity Compensation Plan

      Central Wireless has authorized a total of 125,000,000 shares of authorization under Stock Option Plans. Of these shares, 125,000,000 shares have been issued. On March 6, 2003, the Company filed a Form S-8 registering 50,000,000 shares under a 2003 Stock Incentive Plan. On October 29, 2003, the Company filed a Form S-8 registering 75,000,000 shares under an additional Stock Incentive Plan. All 125,000,000 shares have been issued to various employees, consultants and a director of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Transactions Involving Construction Of Telecommunications Towers

      Sharon R. Hetman, a former member of the board of directors of Central Wireless, is a party to two contracts with us, with respect to the construction of two telecommunications towers on certain properties owned or leased by Mrs. Hetman or an affiliate.

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

      Pursuant to the second contract dated January 9, 2002, we were supposed to construct a 200 foot monopole that Mrs. Hetman or an affiliate would own, for an approximate price of $187,000. During 2003 it was determined that there would be no possibility of completing the contracts for these site and therefore the amounts has been written off as an impaired asset.

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

      As of December 31, 2004, the Company and the Company's CEO had approximately 12% and 20%, respectively, of ownership in Alliance Tower, Inc. ("Alliance"). During 2003, the Company's investment in Alliance was reduced to $0, accordingly the Company did not continue to report its share of the investee's losses. For the year ended December 31, 2004 and 2003, the Company did not report loss of equity-method investee of approximately $203,000 and $25,000, respectively.


Letter Of Agreement With Alliance Towers, Inc.

      Central Wireless and Alliance Towers, Inc. entered into a Letter of Agreement to perform design and construction services for Alliance Towers, Inc. Pursuant to the agreement, Alliance Towers' construction plans would include Central Wireless doing the site acquisition for the Company and also construction management of the tower(s) being built for Alliance Towers. Estimated revenues from each tower include $8,500 for site acquisition, $1,500 to $5,000 for zoning services and $20,000 construction management fee, for a total of approximately $30,000 to $33,500 per tower. Central Wireless does not recognize revenue under this agreement until collection can be reasonably assured.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Documents Filed As Part Of This Report:

      See Index to Consolidated Financial Statements attached, which are filed as part of this report.

      (b)   Reports On Form 8-K:

      During the 4th quarter of 2004, Central Wireless did not file any Current Reports on Form 8-k. On February 24, 2005, the Company filed a Current Report on Form 8-K relating to the issuance of $250,000 in convertible debentures and warrants to purchase 750,000 shares of common stock.

      (c)   Exhibits.


Exhibit No.        DESCRIPTION
-----------        -----------

2.1 Asset Purchase Agreement dated June 28, 2002 by and among e resources inc, KRC Communications, Inc. and Keith Roy Chrimson(9)

3.1 Articles of Incorporation, filed with the Utah Secretary of State on March 8, 1987(8)

3.2 Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on February 3, 1995(8)

3.3 Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on June 9, 1999(8)

Exhibit No.        DESCRIPTION
-----------        -----------

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

4.15               Form of Stock Purchase Warrant, dated July 12, 2002(4)

4.16               Registration Rights Agreement, dated July 12, 2002(4)

4.17               Security Agreement, dated July 12, 2002(4)

4.18               Form of Guaranty and Pledge Agreement, dated July 12, 2002(4)

4.19               Letter Agreement, dated November 5, 2002(12)

4.20               Securities Purchase Agreement, dated August 19, 2003(11)

Exhibit No.        DESCRIPTION
-----------        -----------

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

4.31               Form of Stock Purchase Warrant, dated December 15, 2003(13)

4.32               Registration Rights Agreement, dated December 15, 2003(13)

4.33               Security Agreement, dated December 15, 2003(13)

4.34               Intellectual Property Security Agreement, dated December 15,
                   2003(13)

4.35               Securities Purchase Agreement, dated April 30, 2004 (15)

4.36               Form of Secured Convertible Debenture, dated April 30 , 2004
                   (15)

4.37               Form of Stock Purchase Warrant, dated April 30, 2004 (14)

4.38               Registration Rights Agreement, dated April 30, 2004 (15)

4.39               Security Agreement, dated April 30, 2004 (15)

4.40               Intellectual Property Security Agreement, dated April 30,
                   2004 (15)

4.41               Securities Purchase Agreement, dated January 31, 2005 (16)

4.42               Form of Callable Secured Convertible Debenture, dated January
                   31, 2005 (16)

4.43               Form of Warrant, dated January 31, 2005 (16)

4.44               Registration Rights Agreement, dated January 31, 2005 (16)

4.45               Security Agreement, dated January 31, 2005 (16)

4.46               Intellectual Property Security Agreement, dated January 31,
                   2005 (16)

10.1 Asset Purchase Agreement dated October 14, 2003 between the Company and Diversified Management, L.L.C.(11)

Exhibit No.        DESCRIPTION
-----------        -----------

14.1               Code of Ethics(15)

31.1 Certification by Chief Executive Officer/Principal Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(16)

32.1 Certification by Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(17)

99.1 Share Exchange Agreement effective as of February 20, 2003 by and among Central Wireless, Inc., Kenneth W. Brand, Robert Sandburg and Michael Delin(10)

99.2 Letter of Agreement between Central Wireless, Inc. and Alliance Towers, Inc.(15)


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

(13) Filed with the Commission on December 31, 2003 as an attachment to our Form SB-2 and incorporated by reference

(14) Filed with the Commission on May 17, 2004 as an attachment to our Form 10-KSB and incorporated by reference

(15) Filed with the Commission on May 17, 2004 as an attachment to our Form 10-QSB and incorporated by reference

(15) Filed with the Commission on February 24, 2005 as an attachment to our Form 8-K and incorporated by reference

(17)  Provided herewith


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      (1) Audit Fees. The Company will pay L.L. Bradford & Company, LLC audit fees of approximately $21,500 for the audit of fiscal year 2004. The Company audit fees of $14,750 for the audit of fiscal year 2003.

      (2) Audit - Related Fees. The Company has paid Bobbitt Pittenger & Company, P.A. audit related fees of $5,400 in 2003 for quarterly statement review.

      (3) Tax Fees. The Company has not paid any amounts for tax services in 2004 or 2003.

      (4) All Other Fees. The Company has paid Hein + Associates fees of $9,122 in 2003 relating to other services, including services related to the filing of the Company's Form SB-2 registration statement. The Company has paid L.L. Bradford & Company, LLC fees of approximately $2,000 related to the SB-2 and restated financials during 2003.

      (5) Audit Committee pre-approval policies and procedures. The Company's board of directors, which acts as the Company's audit committee, approved the engagement of L.L. Bradford & Company, LLC.

                                TABLE OF CONTENTS


                                                                PAGE NO.

Report of Independent Registered Public Accounting Firm            F-1

Financial statements

     Balance sheet                                                 F-2

     Statements of operations                                      F-3

     Statement of stockholders' deficit                            F-4

     Statements of cash flows                                F-5 - F-8

     Notes to financial statements                                 F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders
Central Wireless, Inc.
Sarasota, Florida

We have audited the accompanying balance sheet of Central Wireless, Inc. as of December 31, 2004, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2004 and 2003 (restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central Wireless, Inc. as of December 31, 2004, and the results of its activities and cash flows for the years ended December 31, 2004 and 2003 (restated) in conformity with accounting principles generally accepted in the United States.



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


L.L. Bradford & Company, LLC
April 8, 2005
Las Vegas, Nevada

                                CENTRAL WIRELESS, INC.
                                    BALANCE SHEET
                                  DECEMBER 31, 2004



                                     ASSETS

Current assets
    Cash                                                                  $         18
    Inventory                                                                  127,750
                                                                          ------------
      Total current assets                                                     127,768

Investment in equity method investee                                                --
                                                                          ------------

Total assets                                                              $    127,768
                                                                          ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Accounts payable and accrued liabilities                              $    454,783
    Due to stockholder                                                          91,623
    Convertible debentures                                                     977,796
                                                                          ------------
      Total current liabilities                                              1,524,202
                                                                          ------------

Total liabilities                                                            1,524,202

Commitments and contingencies                                                       --

Stockholders' deficit
    Preferred stock; no par value; 10,000,000 shares
      authorized, no shares issued an outstanding                                   --
    Common stock; $0.001 par value; 2,000,000,000 shares
      authorized, 821,492,452 shares issued and outstanding                    821,492
    Additional paid-in capital                                               7,649,076
    Accumulated deficit                                                     (9,867,002)
                                                                          ------------
      Total stockholders' deficit                                           (1,396,434)
                                                                          ------------

Total liabilities and stockholders' deficit                               $    127,768
                                                                          ============

   The Accompanying Notes Are an Integral Part of These Financial Statements

                             CENTRAL WIRELESS, INC.
                            STATEMENTS OF OPERATIONS

                                                                              Year Ended
                                                          Year Ended       December 31, 2003
                                                      December 31, 2004       (RESTATED)
                                                       ----------------    ----------------
Revenues                                               $        107,338    $         64,501

Cost of sales                                                   205,322             579,181
                                                       ----------------    ----------------

    Gross loss                                                  (97,984)           (514,680)

Operating expenses
    General and administrative expenses
      Professional and consulting                                75,200           1,804,727
      Other general and administrative                          361,601             372,160
      Impairment on tower site and improvement costs                 --             135,000
                                                       ----------------    ----------------
    Total general and administrative expenses                   436,801           2,311,887
                                                       ----------------    ----------------

Loss from operations                                           (534,785)         (2,826,567)

Other income (expense)
    Loss on investment                                               --          (2,000,000)
    Cancellation of debt                                        526,075             115,314
    Interest expense                                           (203,674)           (608,186)
    Other income                                                     --              13,240
                                                       ----------------    ----------------

Loss before provision for income taxes                         (212,384)         (5,306,199)

Provision for income taxes                                           --                  --
                                                       ----------------    ----------------

Net loss                                               $       (212,384)   $     (5,306,199)
                                                       ================    ================


Basic and diluted loss per common share                $          (0.00)   $          (0.02)
                                                       ================    ================

Basic and diluted weighted average
    common shares outstanding                               809,124,854         284,346,322
                                                       ================    ================


   The Accompanying Notes Are an Integral Part of These Financial Statements

                             CENTRAL WIRELESS, INC.
                       STATEMENT OF STOCKHOLDERS' DEFICIT


                                                          Common Stock
                                                    ------------------------   Additional                                 Total
                                                     Number of                  Paid-in      Treasury     Accumulated  Stockholders'
                                                      Shares        Amount      Capital        Stock        Deficit       Deficit
                                                    -----------  -----------  -----------   -----------   -----------   -----------
Balance, December 31, 2002                            6,127,122  $     6,127  $ 3,549,798   $   (20,000)  $(4,348,419)  $  (812,494)

Conversion of debentures                            115,707,464      115,707      482,076            --            --       597,783

Common stock issued for acquisition of inventory    400,000,000      400,000     (160,000)           --            --       240,000

Common stock issued for services                    118,824,980      118,825    1,536,175            --            --     1,655,000

Common stock issued for accounts payable and
    accrued liabilities                               9,452,651        9,453      125,276            --            --       134,729

Common stock issued for due to stockholder            3,047,349        3,047       31,224            --            --        34,271

Common stock issued for investment in Alliance
   Towers, Inc.                                     100,000,000      100,000    1,900,000            --            --     2,000,000

Beneficial conversion feature on convertible notes
   payable and related warrants                              --           --       27,394            --            --        27,394

Cancellation of treasury stock                               --           --      (20,000)       20,000            --            --

Net loss                                                     --           --           --            --    (5,306,199)   (5,306,199)
                                                    -----------  -----------  -----------   -----------   -----------   -----------

Balance, December 31, 2003 (RESTATED)               753,159,566      753,159    7,471,943            --    (9,654,618)   (1,429,516)

Common stock issued for services                      3,000,000        3,000       21,000            --            --        24,000

Conversion of debentures                             65,332,886       65,333      148,183            --            --       213,516

Beneficial conversion feature on convertible
   debentures and related warrants                           --           --        7,950            --            --         7,950

Net loss                                                     --           --           --            --      (212,384)     (212,384)
                                                    -----------  -----------  -----------   -----------   -----------   -----------

Balance, December 31, 2004                          821,492,452  $   821,492  $ 7,649,076   $        --   $(9,867,002)  $(1,396,434)
                                                    ===========  ===========  ===========   ===========   ===========   ===========

   The Accompanying Notes Are an Integral Part of These Financial Statements

                             CENTRAL WIRELESS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                         Year Ended    Year Ended
                                                                        December 31,  December 31, 2003
                                                                            2004       (RESTATED)
                                                                        ------------   ------------
Cash flows from operating activities:
     Net loss                                                           $  (212,384)     $(5,306,199)
     Adjustments to reconcile net loss to net
      cash used by operating activities:
         Stock based compensation                                            24,000        1,655,000
         Accretion of discount on convertible debentures                     21,229          505,305
         Beneficial conversion feature on convertible debentures
            and related warrants                                              7,950           27,394
         Impairment on tower site and improvement costs                          --          135,000
         Loss on investment                                                      --        2,000,000
     Changes in operating assets and liabilities:
         Prepaid expenses                                                     4,815           (2,815)
         Inventory                                                           30,000           82,250
         Accounts payable and accrued expenses                             (197,114)         466,316
                                                                        -----------      -----------
             Net cash used by operating activities                         (321,504)        (437,749)

Cash flows from financing activities:
     Change in due to stockholder                                            67,055           58,839
     Proceeds from issuance of convertible debentures                       250,000          325,000
                                                                        -----------      -----------
             Net cash provided by financing activities                      317,055          383,839
                                                                        -----------      -----------

Net decrease in cash                                                         (4,449)         (53,910)

Cash, beginning of period                                                     4,467           58,377
                                                                        -----------      -----------

Cash, end of period                                                     $        18      $     4,467
                                                                        ===========      ===========

Supplemental disclosure of cash flow information:
     Cash paid for income taxes                                         $        --      $        --
                                                                        ===========      ===========
     Cash paid for interest                                             $    15,000      $        --
                                                                        ===========      ===========

Schedule of non-cash operating, investing and financing activities:
     Issuance of 100,000,000 shares for investment in Alliance
         Towers, Inc.                                                   $        --      $ 2,000,000
                                                                        ===========      ===========

     Issuance of 9,452,651 shares for payment of accounts payable
         and accrued liabilities                                        $        --      $   134,729
                                                                        ===========      ===========

     Issuance of 400,000,000 shares of common stock for
         acquisition of inventory                                       $        --      $   240,000
                                                                        ===========      ===========

     Issuance of 3,047,349 shares of common stock for due
         to stockholder                                                 $        --      $    34,271
                                                                        ===========      ===========

     Conversion of debentures to common stock                           $   213,516      $   597,783
                                                                        ===========      ===========

     Accrued interest added to principal on convertible debentures      $    39,888      $        --
                                                                        ===========      ===========

   The Accompanying Notes Are an Integral Part of These Financial Statements

Central Wireless, Inc.
Cash Flow Worksheet
December 31, 2004

                                                                   12/31/03        12/31/04        Difference       Operating
                                                              ---------------------------------------------------------------------
 Cash                                                                     4,467              18            4,449
 Inventory                                                              157,750         127,750           30,000           30,000
 Prepaid expenses and other current assets                                4,815              --            4,815            4,815
 Costs and estimated earnings in excess of billings                         ---              --               --               --
 Accounts payable and accrued liabilities                              (691,785)       (454,783)        (237,002)        (197,114)
 Due to related parties                                                 (24,568)        (91,623)          67,055
 Notes payable-- related parties                                       (901,424)       (977,796)          76,372
         Proceeds from
         Principal payments
 Discount on note payable                                                21,229               0           21,229           21,229
         Proceeds from
         Principal payments
 Common stock                                                          (753,159)       (821,492)          68,333
 Additional paid-in capital                                          (7,471,943)     (7,649,076)         177,133
         Stock issued for services                                                                                         24,000
         Conversion of Notes payable-related parties
         Conversion feature                                                                                                 7,950
         Stock issued for accrued liabilities                                                                                  --
         Stock issued for due to related party                                                                                 --
         Stock issued for investment in Alliance                                                                               --
         Stock issued for inventory
 Accumulated (equity) deficit                                         9,654,618       9,867,002         (212,384)        (212,384)
         Contribution
         Distribution
                                                              ---------------------------------------------------------------------

                                                                             --               0               (0)        (321,504)

                                                                 Investing        Financing        Non-Cash           Total
                                                              --------------------------------------------------------------------
 Cash                                                                                                                         --
 Inventory                                                                                                   --           30,000
 Prepaid expenses and other current assets                                                                                 4,815
 Costs and estimated earnings in excess of billings                                                                           --
 Accounts payable and accrued liabilities                                                               (39,888)        (237,002)
 Due to related parties                                                                 67,055               --           67,055
 Notes payable-- related parties                                                                       (173,628)          76,372
         Proceeds from                                                                 250,000
         Principal payments                                                                 --               --
 Discount on note payable                                                                                    --           21,229
         Proceeds from                                                                      --
         Principal payments                                                                 --
 Common stock                                                                                                                 --
 Additional paid-in capital                                                                                              245,466
         Stock issued for services
         Conversion of Notes payable-related parties                                                    213,516
         Conversion feature                                                                                  --
         Stock issued for accrued liabilities                                                                --
         Stock issued for due to related party                                                               --
         Stock issued for investment in Alliance                                                             --
         Stock issued for inventory                                                                          --
 Accumulated (equity) deficit                                                                                           (212,384)
         Contribution                                                                       --
         Distribution                                                                       --
                                                              --------------------------------------------------------------------

                                                                           --          317,055               --           (4,449)

                                                                 Diff.                 Explanation
                                                             --------------- -------------------------------
 Cash                                                                 4,449
 Inventory                                                               --
 Prepaid expenses and other current assets                               --
 Costs and estimated earnings in excess of billings                      --
 Accounts payable and accrued liabilities                                --
 Due to related parties                                                  --
 Notes payable-- related parties                                         --
         Proceeds from
         Principal payments
 Discount on note payable                                                --
         Proceeds from
         Principal payments
 Common stock                                                       (68,333)
 Additional paid-in capital                                          68,333
         Stock issued for services
         Conversion of Notes payable-related parties
         Conversion feature
         Stock issued for accrued liabilities
         Stock issued for due to related party
         Stock issued for investment in Alliance
         Stock issued for inventory
 Accumulated (equity) deficit                                            --
         Contribution
         Distribution
                                                             ---------------

                                                                      4,449       --

1.    DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

      Description of business - Central Wireless Inc. (hereinafter referred to as the "Company"), which is composed of the companies described below, was engaged in the creation and development of marketing, media and communications solutions. The Company's operations were composed of Vista, a multi-media production company, which included video streaming on the Internet, and Care Mart, which sold medical supplies over the Internet.

      As of December 31, 2004, the Company is engaged in the development and construction of towers for the transmission of broadband, cellular and other wireless communications signals. Customers consist primarily of individuals, businesses, and broadband and wireless carriers desiring to lease or own their own towers. The Company entered this industry through the acquisition on June 28, 2002 of certain assets from KRC Communications, Inc., a Florida corporation ("KRC"). As a result of the acquisition of the assets from KRC, effective control of the Company changed, new officers were elected and new management was appointed.

      Going concern - The Company incurred a net loss of approximately $212,000 for the year ended December 31, 2004. The Company's current liabilities exceed its current assets by approximately $1,396,000 as of December 31, 2004. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to continue to fund its operations in the short term with a combination of debt and equity financing, as well as revenue from operations in the long term.

      The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

      Preferred Stock - During August 2002, the Company authorized 10,000,000 shares of preferred stock, which may be issued with rights and preferences as determined by the Company's board of directors.

      Amended articles of incorporation - In September 2003, a Certificate of Amendment to the Articles of Incorporation changed the number of authorized shares of common stock from 250,000,000 to 2,000,000,000.

      Reverse stock split - On July 26, 2002, each 20 shares of the Company's common stock that were issued and outstanding or reserved for issuance by the Company, were exchanged for one share of common stock. The share amounts in the accompanying financial statements and notes give effect to this reverse split as if it occurred at the beginning of the earliest period presented.

      Investment in equity-method investee - The Company accounts for investments in which the Company does not maintain control in accordance with Accounting Research Bulletin 51, as amended, as an equity-method investee. The investment in equity-method investees is reflected on the balance sheet as "Investment in equity method investee" and its share of the investees' earnings or losses as "Equity in losses of equity-method investee, net" on the statements of operations. When the Company is not committed to provide additional financial support for the investee, has already reduced its investment in and advances to the investee to zero, and has no additional investments in the investee, the Company does not continue to report its share of the investee's losses. Revenues earned from the equity-method investee are reported when the amounts are realized.

      As of December 31, 2004, the Company and the Company's CEO had approximately 12% and 20%, respectively, of ownership in Alliance Tower, Inc. ("Alliance"). During 2003, the Company's investment in Alliance was reduced to $0, accordingly the Company did not continue to report its share of the investee's losses. For the year ended December 31, 2004 and 2003, the Company did not report loss of equity-method investee of approximately $203,000 and $25,000, respectively.

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

      During the third quarter of 2004, the Company adopted a modified version of the completed-contract method in the event that collectiblity for fixed-price construction contracts and/or consulting services is not reasonably assured. Under the completed-contract method, SOP 81-1 requires all costs and related revenues to be reported as deferred items until the contract is completed. Accordingly, the Company defers all costs until each contract is completed. However, the Company does not record revenues, including receivables, until such time that cash collections can be reasonably assured. Currently, the Company uses this method for all contracts with Alliance.

      Concentration - Currently, the Company's only client is Alliance for which the Company was contracted to assist in the acquisition of wireless tower sites, as well as assistance in engineering, zoning, and construction of towers on the acquired sites. All revenues related to Alliance are 100% of the total revenues.

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

      As of December 31, 2004, the Company has available net operating loss carryovers that will expire in various periods through 2024. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

      Stock-based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations", in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No 123 requires the recognition of compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

      The Company granted no warrants or options to employees for compensation for the years ended December 31, 2004 and 2003

      Fair values of financial instruments - The carrying amounts of accounts payable, accrued liabilities, due to stockholder and convertible debentures approximate fair value because of the short-term maturity of these instruments.

            Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is antidilutive. For the years ended December 31, 2004 and 2003 no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.



            New accounting pronouncements - In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The implementation of SFAS No. 146 did not have a material effect on the Company's financial statements for the years ended December 31, 2004 and 2003.


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

            In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, the statement requires an issuer to classify certain instruments with specific characteristics described in it as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 did not have a material effect on the Company's financial statements.

            During December 2003, the Financial Accounting Standards Board issued Interpretation 46(R), Consolidation of Variable Interest Entities ("FIN 46(R)"). FIN 46(R) clarified the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Effective March 31, 2004, we adopted FIN 46(R). The implementation of Interpretation No. 46 did not have a material effect on the Company's financial statements.

            In November 2004 the FASB issued SFAS No. 151, "Inventory Costs". The new Statement amends ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have any impact on the Company's financial condition or results of operations.


            In December 2004, the FASB issued Statement 123 (revised 2004) which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). The Company files as a small business issuer and must meet the requirements of this Statement for accounting periods after December 15, 2005. The Company is evaluating SFAS 123R and believes it may have a material effect on the Company's financial statements.



2.    INVENTORY

      In October 2003, the Company issued 400,000,000 shares of the Company's common stock to a third party for eight steel towers which were disassembled and held by the Company for sale or lease. The Company recorded this transaction based on the fair value of the related towers totaling $240,000. During December 2003 and the first quarter 2004, the Company constructed and sold three of the towers to Alliance. The remaining four disassembled towers total $127,750 as of December 31, 2004.

3.    CONVERTIBLE DEBENTURES

      Convertible debentures consist of the following as of December 31, 2004:

      Convertible debenture, collateralized by the Company's assets, with interest payable quarterly at a rate of 12%,increasing to 15% on default, currently in default. The debenture is convertible at the lesser of $0.50 or 50% of the lowest three bid prices over the twenty trading days prior to conversions. The debenture has 40,000 attached warrants to purchase the
      Company's common stock at the lesser of $0.025 or the average of the lowest three bid prices over the twenty trading days prior to exercise.
      The Company recorded the estimated value of the conversion fees and warrants (total of $200,000) as a discount to the debt which was amortized and charged to interest through the year ended December 31, 2003 under the interest method. During 2004 and 2003, $40,000 and $154,583, respectively, of the note balance has been converted into common stock of the Company.
      As of December 31, 2004, the holders have not notified the Company of
      their intent to advance the maturity date of the note.                       $ 5,417



     Convertible debenture, collateralized by the Company's assets, with interest payable quarterly at a rate of 12%,increasing to 15% on default, currently in default. The debenture is convertible at the lesser of $0.50 or 50% of the lowest three bid prices over the twenty trading days prior to conversions. The debenture has 40,000 attached warrants to purchase the
     Company's common stock at the lesser of $0.025 or the average of the lowest three bid prices over the twenty trading days prior to exercise. The
     Company recorded the estimated value of the conversion fees and warrants
     (total of $200,000) as a discount to the debt which was amortized and charged to interest through the year ended December 31, 2004 under the interest method. During 2004 and 2003, $-- and $4,571, respectively, of the note balance has been converted into common stock of the Company. As of
     December 31, 2004, the holders have not notified the Company of their
     intent to advance the maturity date of the note.                              203,662

     Convertible debenture, collateralized by the Company's assets, with interest payable quarterly at a rate of 12%,increasing to 15% on default, currently in default. The debenture is convertible at the lesser of $0.50 or 50% of the lowest three bid prices over the twenty trading days prior to conversions. The debenture has 40,000 attached warrants to purchase the
     Company's common stock at the lesser of $0.025 or the average of the lowest three bid prices over the twenty trading days prior to exercise. The
     Company recorded the estimated value of the conversion feature and warrants
     (total of $200,000) as a discount to the debt which was amortized and charged to interest through the year ended December 31, 2004 under the interest method. As of December 31, 2004, the holders have not notified the
     Company of their intent to advance the maturity date of the note.             200,000

     Convertible debenture, collateralized by the Company's assets, with interest payable quarterly at a rate of 12%,increasing to 15% on default, currently in default. The debenture is convertible at the lesser of $0.005 or 50% of the lowest three bid prices over the twenty trading days prior to conversions. The debenture has 800,000 attached warrants to purchase the
     Company's common stock at the lesser of $0.005 or the average of the lowest three bid prices over the twenty trading days prior to exercise. The
     Company recorded the estimated value of the conversion feature and warrants
     (total of $15,354) as a discount to the debt which is being amortized and
     charged to interest expense over one year under the interest method.          200,000

     Convertible debenture, collateralized by the Company's assets, with interest payable quarterly at a rate of 12%,increasing to 15% on default, currently in default. The debenture is convertible at the lesser of $0.50 or 50% of the lowest three bid prices over the twenty trading days prior to conversions. The debenture has 625,000 attached warrants to purchase the
     Company's common stock at the lesser of $0.012 or the average of the lowest three bid prices over the twenty trading days prior to exercise. The
     Company recorded the estimated value of the conversion feature and warrants
     (total of $12,040) as a discount to the debt which is being amortized and
     charged to interest expense over one year under the interest method.          118,717

     Convertible debenture, collateralized by the Company's assets, with interest payable quarterly at a rate of 12%,increasing to 15% on default, currently in default. The debenture is convertible at the lesser of $0.50 or 50% of the lowest three bid prices over the twenty trading days prior to conversions. The debenture has 750,000 attached warrants to purchase the
     Company's common stock at the lesser of $0.005 or the average of the lowest three bid prices over the twenty trading days prior to exercise. The
     Company recorded the estimated value of the conversion feature and warrants
     (total of $7,950) as a discount to the debt which is being amortized and
     charged to interest expense over one year under the interest method.          250,000
                                                                                -----------
     Total convertible debentures                                               $  977,796
                                                                                ==========

     During the fiscal years ended December 31, 2004 and 2003, the Company issued 65,332,886 and 115,707,464 common shares, respectively, for conversion of principal related to the debentures.

     As of December 31, 2004, the Company is in default on all the convertible debentures. Accordingly, the Company fully accreted the remaining discounts to interest expense totaling $21,229.

4.    RELATED PARTY TRANSACTIONS

      Due to stockholder - Due to stockholder totaling $91,623 consists of accrued compensation and unreimbursed expense to the Company's CEO and stockholder.

      Stock issuances - During August 2003, the Company issued 1,500,000 shares of the Company's common stock in satisfaction of due to stockholder totaling $17,250.

      During November 2003, the Company issued 1,547,349 shares of the Company's common stock in satisfaction of due to stockholder totaling $17,021.

5.    STOCKHOLDERS' DEFICIT


      Common stock - In January 2003, the Company issued 1,500,000 shares of the Company's common stock in satisfaction of accrued liabilities totaling $45,000.

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

      During January 2004, the Company issued 17,027,713 for conversion of principal on convertible debentures totaling $66,724.

      During February 2004, the Company issued 11,020,415 for conversion of principal on convertible debentures totaling $40,034.

      During February 2004, the Company issued 3,000,000 shares of common stock for services totaling $24,000.

      During March 2004, the Company issued 16,235,050 for conversion of principal on convertible debentures totaling $53,379.

      During April 2004, the Company issued 8,340,450 shares of common stock for conversion of principal on convertible debentures totaling $26,689.

      During May 2004, the Company issued 12,709,258 shares of common stock for conversion of principal on convertible debentures totaling $26,690.

6.    STOCK OPTIONS

      Options - In July 2000, the Company's board of directors approved a stock option agreement, which provides for Non Statutory Options and Incentive Stock Options to be granted employees and consultants as approved by the Company's compensation committee of the board of directors. Stock option transactions were:

                                                                 Weighted
                                                                  Average
                                                  Options        Exercise
                                                Outstanding        Price
                                               -------------  -------------

            Balance, January 1, 2002                 175,000  $        7.00
            Granted                                       --             --
            Cancelled                               (175,000)         (2.93)
                                               -------------  -------------
            Balance, December 31, 2002                    --             --
            Granted                                       --             --
                                               -------------  -------------
            Balance, December 31, 2003                    --             --
            Granted                                       --             --
                                               -------------  -------------
            Balance, December 31, 2004                    --  $          --
                                               =============  =============

      No options were granted in 2004 and 2003.

7.    OTHER

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

      The Company did not complete the related registration statement in the time frame as stated in the agreement. Accordingly, the agreement became invalid in 2004.

8.    RESTATED FINANCIAL STATEMENTS

      The Company has restated its previously reported balance sheet as of December 31, 2003 and related statements of operations, stockholders' equity and cash flows for the period from January 1, 2003 through December 31, 2003. This restatement reflects a correction in the Company's accounting method for the investment in Alliance Towers, Inc. ("Alliance"), whereby the Company determined the investment would be recorded using the equity method.

      The Company originally recorded the investment in Alliance as an available-for-sale marketable securities.

      The Company subsequently determined that the combined ownership of shares of Alliance held by the Company and the Company's CEO was such the Company could significantly influence Alliance. The also resulted in the restatement of the Company's revenue for the year ended December 31, 2003 as the Company was not reasonably assured of collecting revenue from Alliance Towers.

      The following table summarizes the changes to the balance sheet and statements of operations related to using the equity method:

                             CENTRAL WIRELESS, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2003

                                                               December 31,    December 31,
                                                                   2003            2003
                                                               ------------    ------------
                                                               As reported       Restated
                                     ASSETS
     Current assets
    Cash                                                       $      4,467    $      4,467
    Accounts receivable - related party                             523,313              --
    Costs and estimated earnings in excess of billings
       on uncompleted contracts                                      15,440              --
    Inventory                                                       157,750         157,750
    Prepaid expense                                                   4,815           4,815
                                                               ------------    ------------
    Total current assets                                            705,785         167,032
                                                               ------------    ------------

Investment in Alliance Towers, Inc.                               4,000,000              --
                                                               ------------    ------------

Total assets                                                   $  4,705,785         167,032
                                                               ============    ============

             LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

Current liabilities
    Accounts payable and accrued liabilities                   $    675,838    $    675,838
    Due to stockholder                                               24,568          24,568
    Convertible debentures payable - current portion, net of
  discounts on conversion features                                  782,654         782,654
                                                               ------------    ------------
    Total current liabilities                                     1,483,060       1,483,060
                                                               ------------    ------------
Convertible debentures payable - long-term portion, net of
   discounts on conversion features                                 113,488         113,488
                                                               ------------    ------------

Total liabilities                                                 1,596,548       1,596,548

Commitments and contingencies                                            --              --

Stockholders' equity (deficit)
    Preferred stock; no par value; 10,000,000 shares
       authorized, no shares issued and outstanding                      --              --
    Common stock; $.001 par value, 2,000,000,000 shares
       authorized, 753,159,566 shares issued and outstanding        753,159         753,159
    Additional paid-in capital                                    7,471,943       7,471,943
    Accumulated other comprehensive income                        2,000,000              --
    Accumulated deficit prior to the development stage           (3,557,147)     (3,557,147)
    Accumulated deficit during the development stage             (3,558,718)     (6,097,471)
                                                               ------------    ------------

Total stockholders' equity (deficit)                              3,109,237      (1,429,516)
                                                               ------------    ------------

Total liabilities and stockholders' equity                     $  4,705,785    $    167,032
                                                               ============    ============

                             CENTRAL WIRELESS, INC.
                            STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                                          As reported        Restated

     Revenues                                            $     603,254    $      64,501

     Cost of revenues                                          579,181          579,181
                                                         -------------    -------------
         Gross profit (loss)                                    24,073         (514,680)

     Operating expenses
         General and administrative expenses
            Professional and consulting                      1,804,727        1,804,727
            Other general and administrative                   372,160          372,160
                                                         -------------    -------------
         Total general and administrative expenses           2,176,887        2,176,887
                                                         -------------    -------------
Loss from operations                                        (2,152,814)      (2,691,567)
     Other income (expense)
         Impairment on tower site and improvement cost        (135,000)        (135,000)
         Loss on investment                                         --       (2,000,000)
         Cancellation of debt                                  115,314          115,314
         Interest expense                                     (608,186)        (608,186)
         Other income                                           13,240           13,240
                                                         -------------    -------------
     Loss before provision for income taxes                 (2,767,446)      (5,306,199)

     Provision for income taxes                                     --               --
                                                         -------------    -------------

     Net loss                                            $  (2,767,446)   $  (5,306,199)
                                                         =============    =============

     Loss per common share - basic and diluted           $       (0.01)   $       (0.02)
                                                         =============    =============
     Weighted average common shares outstanding -
     Basic and diluted                                     284,346,322      284,346,322
                                                         =============    =============

      The Company is required to file an Amendment to its Annual Report of Form 10-KSB for the year ended December 31, 2004 as a result of this restatement.

                             CENTRAL WIRELESS, INC.
                          NOTE TO FINANCIAL STATEMENTS

9.    CANCELLATION OF DEBT

      During November 2004, EME General Contractors ("EME") agreed to transfer the balance owed by the Company totaling $526,075 to Alliance Towers, Inc. ("Alliance"). This balance represents the amount owed to EME for the construction of 4 towers that were in turn billed to Alliance from the Company. Accordingly, the Company recorded cancellation of debt in the amount of $526,075 for the year ended December 31, 2004. The transfer of the balance owed had no impact on gross revenues

10.   SUBSEQUENT EVENTS

      During January 2005, the Company entered into an Accounts Receivable Purchase Agreement with Bottom Line Advisors, Inc. ("Purchaser") whereby the Purchaser will pay $25,000 and 134,065,000 shares of restricted common stock of Alliance Towers, Inc. in exchange for accounts receivable from Alliance Towers, Inc. in the amount of $398,567.

      Central Wireless entered into a Securities Purchase Agreement on January 31, 2005 with AJW Partners and New Millennium, which have previously purchased debentures from the Company. Pursuant to the terms of the Securities Purchase Agreement, these entities have purchased a total of Two Hundred Twenty Five Thousand Dollars ($250,000) of 12% convertible debentures from the Company and warrants to purchase Seven Hundred Fifty Thousand (750,000) shares of the Company's common stock. The convertible debentures have a two-year term and the warrants would have to be exercised within five (5) years from the date of issuance at an exercise price of $0.01. The debentures are convertible at the lesser of (i) $0.005 and (ii) 50% of the average of the three (3) lowest intra-day trading prices during the twenty (20) trading day period ending one (1) trading day prior to the date a conversion notice is sent by the holder. These debentures are in default for the Company's failure to file a registration statement within 45 days of the date of the agreement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 18, 2005             Central Wireless, Inc.


                                  By:  /s/Kenneth W. Brand
                                     --------------------------------------
                                  Printed Name: Kenneth W. Brand
                                  Title: Director, Chief Executive Officer
                                  and Principal Financial
Officer

         In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated:   April 18, 2005            CENTRAL WIRELESS INC.

                                   BY:      /S/ KENNETH W. BRAND
                                             -------------------
                                   PRINTED NAME:  KENNETH W. BRAND
                                   TITLES:        DIRECTOR AND
                                                  CHIEF EXECUTIVE OFFICER,
                                                  PRINCIPAL FINANCIAL OFFICER

Dated:  April 18, 2005             BY:      /S/ RONALD A. JONES
                                            -------------------
                                   PRINTED NAME:  RONALD A. JONES
                                   TITLES:        DIRECTOR


Dated:  April 18, 2005             BY:      /S/ STEVEN W. TROYAN
                                            --------------------
                                   PRINTED NAME:  STEVEN W. TROYAN
                                   TITLES:        DIRECTOR AND
                                                  VICE PRESIDENT -
                                                  CONSTRUCTION