Form 10QSB
period 2005-03-31
CENTRAL WIRELESS INC
filed 2005-05-17
CIK 814070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                           COMMISSION FILE NO. 0-28287

                             CENTRAL WIRELESS, INC.
                             ----------------------
        (Exact name of small business issued as specified in its charter)

                   UTAH                                   87-0476117
                   ----                                   ----------
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
              Incorporation)

                                2040 BISPHAM ROAD
                             SARASOTA, FLORIDA 34231
                             -----------------------
                    (Address of Principal Executive Offices)

                                  (941-929-1534
                                  -------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common equities as of the latest practicable date: AS OF MAY 1, 2005 THERE WERE 821,492,451 OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK, $0.001 PAR VALUE.

Transitional Small Business Disclosure Format:        Yes [_]  No [X]

                             CENTRAL WIRELESS, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS
                                -----------------

PART 1.........................................................................2
FINANCIAL INFORMATION..........................................................2
  ITEM 1.  FINANCIAL STATEMENTS...................................... .........2
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OR PLAN OF OPERATIONS...............................................21
  ITEM 3.  CONTROLS AND PROCEDURES............................................29
PART II.......................................................................30
OTHER INFORMATION.............................................................30
  Item 1.  Legal Proceedings..................................................30
  Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds........30
  Item 3.  Defaults Upon Senior Securities....................................30
  Item 4.  Submission Of Matters To A Vote Of Security Holders................30
  Item 5.  Other Information..................................................30
  Item 6.  Exhibits And Reports On Form 8-K...................................31
SIGNATURES....................................................................37

                                     PART 1


                              FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS.

                             CENTRAL WIRELESS, INC.
                          CONDENSED FINANCIAL STATEMENT

                              AS OF MARCH 31, 2005

                          INDEX TO FINANCIAL STATEMENTS

                                                                     Page Number
                                                                     -----------
CONDENSED BALANCE SHEET                                                  4

CONDENSED STATEMENTS OF OPERATIONS                                       5

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT                  6

CONDENSED STATEMENTS OF CASH FLOWS                                       7

NOTES TO CONDENSED FINANCIAL STATEMENTS                                8-13

                             CENTRAL WIRELESS, INC.
                             CONDENSED BALANCE SHEET
                                 MARCH 31, 2005
                                   (UNAUDITED)

                                     ASSETS

Current assets
  Cash                                                             $      17,829
  Inventory                                                              127,750
  Prepaid expense and other current assets                                25,765
                                                                   -------------
     Total current assets                                                171,344

Investment in equity method investee                                        --
                                                                   -------------
Total assets                                                       $     171,344
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued liabilities                         $    415,150
  Due to stockholder                                                     61,483
  Convertible debentures                                              1,227,796
                                                                   ------------
     Total current liabilities                                        1,704,429
                                                                   ------------
Total liabilities                                                     1,704,429

Commitments and contingencies                                              --
Stockholders' deficit
  Preferred stock; no par value; 10,000,000 shares
     authorized, no shares issued an outstanding                           --
  Common stock; $0.001 par value; 2,000,000,000 shares
     authorized, 821,492,452 shares issued and outstanding              821,492
  Additional paid-in capital                                          7,899,076
  Accumulated deficit                                               (10,253,653)
                                                                   ------------
     Total stockholders' deficit                                     (1,533,085)
                                                                   ------------
Total liabilities and stockholders' deficit                        $    171,344
                                                                   ============

    The Accompanying Notes Are an Integral Part of These Financial Statements

                             CENTRAL WIRELESS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    For the       For the three
                                                  three months     months Ended
                                                     Ended        March 31, 2004
                                                 March 31, 2005     (RESTATED)
                                                 -------------    -------------
Revenues                                         $        --      $      27,000
Cost of sales                                             --            152,733
                                                 -------------    -------------
  Gross loss                                              --           (125,733)

Operating expenses
  General and administrative expenses
     Professional and consulting                          --             32,750
     Other general and administrative                   81,523           90,270
                                                 -------------    -------------
  Total general and administrative expenses             81,523          123,020
                                                 -------------    -------------
Loss from operations                                   (81,523)        (248,753)

Other expense
  Interest expense                                    (305,128)         (32,393)
                                                 -------------    -------------
Loss before provision for income taxes                (386,651)        (281,146)
Provision for income taxes                                --               --
                                                 -------------    -------------
Net loss                                         $    (386,651)   $    (281,146)
                                                 =============    =============
Basic and diluted loss per common share          $       (0.00)   $       (0.00)
                                                 =============    =============
Basic and diluted weighted average
  common shares outstanding                        821,492,452      778,379,833
                                                 =============    =============

    The Accompanying Notes Are an Integral Part of These Financial Statements

                             CENTRAL WIRELESS, INC.
                  CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

                                                   Common Stock
                                       --------------------------------      Additional          Total
                                           Number of                          Paid-in         Accumulated    Stockholders'
                                            Shares             Amount         Capital           Deficit         Deficit
                                       -----------------------------------------------------------------------------------
Balance, December 31, 2004                 821,492,452         821,492       7,649,076       (9,867,002)       (1,396,434
Beneficial conversion feature on
  convertible debentures and
  related warrants                                  --              --         250,000               --           250,000
Net loss                                            --              --              --         (386,651)         (386,651
                                       -----------------------------------------------------------------------------------
Balance, March 31, 2005 (UNAUDITED)        821,492,452  $      821,492  $    7,899,076 $    (10,253,653)   $   (1,533,085
                                       -----------------------------------------------------------------------------------

   The Accompanying Notes Are an Integral Part of These Financial Statements

                             CENTRAL WIRELESS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                         For the three months
                                                                                For the three months             Ended
                                                                                       Ended                 March 31, 2004
                                                                                   March 31, 2005              (RESTATED)
                                                                                --------------------   ----------------------
Cash flows from operating activities:
  Net loss                                                                      $           (386,651)   $           (281,146)
  Adjustments to reconcile net loss to net cash used by operating activities:
     Stock based compensation                                                                   --                    24,000
     Accretion of discount on convertible debentures                                         250,000                   5,065
  Changes in operating assets and liabilities:
     Accounts receivable                                                                        --                  (175,517)
     Costs and estimated earnings in excess of billings
        on uncompleted contracts                                                                --                    15,440
     Prepaid expenses                                                                        (25,765)                  2,157
     Inventory                                                                                  --                    30,000
     Accounts payable and accrued expenses                                                   (39,633)                214,514
                                                                                --------------------    --------------------
        Net cash used by operating activities                                               (202,049)               (165,487)

Cash flows from financing activities:
  Change in due to stockholder                                                               (30,140)                  1,400
  Proceeds from issuance of convertible debentures                                           250,000                    --
                                                                                --------------------    --------------------
        Net cash provided by financing activities                                            219,860                   1,400
                                                                                --------------------    --------------------
Net decrease in cash                                                                          17,811                (164,087)

Cash, beginning of period                                                                         18                   4,467
                                                                                --------------------    --------------------
Cash, end of period                                                             $             17,829    $           (159,620)
                                                                                ====================    ====================
Supplemental disclosure of cash flow information:
  Cash paid for income taxes                                                    $               --      $               --
                                                                                ====================    ====================
  Cash paid for interest                                                        $               --      $               --
                                                                                ====================    ====================
Schedule of non-cash operating, investing and financing activities:
  Conversion of debentures to common stock
                                                                                $               --      $            160,137
                                                                                ====================    ====================

    The Accompanying Notes Are an Integral Part of These Financial Statements

                             CENTRAL WIRELESS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT POLICIES
   ---------------------------------------------------------

   Basis of presentation - The accompanying unaudited condensed financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2004 of Central Wireless, Inc. (the "Company").

   The interim financial statements present the condensed balance sheet, statements of operations, stockholders' deficit and cash flows of Central Wireless, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

   The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of March 31, 2005 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

   As of December 31, 2004, the Company and the Company's CEO had approximately 11% and 13%, respectively, of ownership in Alliance Tower, Inc. ("Alliance"). During 2003, the Company's investment in Alliance was reduced to $0, accordingly the Company did not continue to report its share of the investee's losses.


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

                             CENTRAL WIRELESS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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


   The Company granted no warrants or options to employees for compensation for the three months ended March 31, 2005.

   Inventory - Inventory is stated at the lower of cost or market. Cost is principally determined by using the average cost method. Inventory consists of disassembled steel towers held for future construction and sale or lease. The Company's management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required.

2. INVENTORY
   ---------

   In October 2003, the Company issued 400,000,000 shares of common stock to a third party for eight steel towers which were disassembled and held by the Company for sale or lease. The Company recorded this transaction based on the fair value of the towers totaling $240,000. During December 2003 and the first quarter 2004, the Company constructed and sold four of the towers to Alliance. The remaining four disassembled towers total $127,750 as of March 31, 2005.

3. INVESTMENT IN EQUITY METHOD INVESTEE
   ------------------------------------

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

   As of March 31, 2005, the Company and the Company's CEO had approximately 11% and 13%, respectively, of ownership in Alliance Tower, Inc. ("Alliance"). During 2003, the Company's investment in Alliance was reduced to $0, accordingly the Company did not continue to report its share of the investee's losses

   During April 27, 2005 as a result of a reverse merger by Alliance and another entity, the Company and its CEO's ownership in Alliance decreased to a level where they can no longer collectively exercise any significant influence over Alliance. Accordingly, the Company will begin to account for the investment in Alliance Towers under the cost method whereby the investment will be recorded at its carrying amount on the date that it no longer qualifies for equity method accounting. As the carrying amount on April 27, 2005 was $0, the change in accounting methods will not have a significant impact on the financial statements (See Note 8)

                             CENTRAL WIRELESS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4. CONVERTIBLE DEBENTURES
   ----------------------

   During January 2005, the Company issued convertible debentures totaling $250,000 payable to stockholders, collateralized by the Company's assets, with interest payable quarterly at a rate of 8%, increasing to 15% on default, maturing January 2007. The debenture is convertible at the lesser of $0.005 or 50% of the lowest three bid prices over the twenty trading days prior to conversions. The debenture has 750,000 attached warrants to purchase the Company's common stock at $0.005 per share which vest immediately and expire January 2010. As of March 31, 2005, the Company is in default on all the convertible debentures, including the January 2005 debenture. Accordingly, the Company fully accreted the estimated value of the conversion feature and warrants related to the new debenture as interest expense totaling $250,000.

5. RELATED PARTY TRANSACTIONS
   --------------------------

   Due to stockholder - Due to stockholder totaling $61,483 consists of accrued compensation and unreimbursed expense to the Company's CEO and stockholder.


6. GOING CONCERN
   -------------


   The Company incurred a net loss from operations of approximately $387,000 for the three months ended March 31, 2005. The Company's current liabilities exceed its current assets by approximately $1,554,000. The Company is currently in default on all convertible debentures as of March 31, 2005. Additionally, the Company will no longer receive revenue from contracts or services from its sole customer, Alliance, as discussed in Note 8 and 9. These factors create substantial doubt about the Company's ability to continue as a going concern.


   The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


   The company is actively seeking additional working relationships both in broadband infrastructure and cellular tower construction projects in an effort to replace the work relationship it had enjoyed with Alliance Towers.

   After the registration statement is filed, the Company will attempt to receive additional funds through the current debenture holders to fund our growth. The Company plans to begin advertising in trade journals targeting carriers and construction companies to inform them of our service and construction capabilities, in an attempt to gain new sources of income.

   We will be offering construction oversight of both cellular communication towers and broadband systems for companies and individuals which would prefer to own towers, but would require assistance in the oversight of the construction process.

   Based on additional funding, we will be able to construct towers based on carrier's parameters. Once completed, the towers will remain property of Central Wireless and we will begin collecting monthly revenue from these sites. The average cost per tower ranges from $170,000 to $190,000 based on particular site and tower height. Annual revenues from each site would average approx $21,600 per carrier /per tower. Most towers have a capacity of five carriers.



7. RESTATED FINANCIAL STATEMENTS
   -----------------------------

   The Company has restated its previously reported balance sheet as of March 31, 2004 and related statements of operations, stockholders' deficit and cash flows for the period from January 1, 2004 through March 31, 2004. This restatement reflects a correction in the Company's accounting method for the investment in Alliance Towers, Inc. ("Alliance"), whereby the Company determined the investment would be recorded using the equity method.



   The   Company   originally   recorded   the   investment   in   Alliance   as
   available-for-sale marketable securities.


   The Company subsequently determined that the combined ownership of shares of Alliance held by the Company and the Company's CEO was such the Company could significantly influence Alliance.

                             CENTRAL WIRELESS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

   The following summarizes the changes to the balance sheet and statements of operations related to using the equity method:

                             CENTRAL WIRELESS, INC.
                                  BALANCE SHEET


                                                                 March 31,    March 31,
                                                                   2004          2004
                                                               -----------   ------------
                                                               As reported     Restated
                                              ASSETS
Current assets

    Cash                                                       $       456   $       456
    Accounts receivable - related party                            698,830          --
    Inventory                                                      127,750       127,750
    Prepaid expense                                                  2,658         2,658
                                                               -----------   -----------
    Total current assets                                           829,694       130,864
                                                               -----------   -----------

Investment in Alliance Towers, Inc.                              2,000,000          --
                                                               -----------   -----------

Total assets                                                   $ 2,829,694       130,864
                                                               ===========   ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
Current liabilities
    Accounts payable and accrued liabilities                   $   890,352    $   890,352
    Due to stockholder                                              25,968         25,968
    Convertible debentures payable - current portion, net of
       discounts on conversion features                            626,345        626,345
                                                               -----------    -----------
    Total current liabilities                                    1,542,665      1,542,665
                                                               -----------    -----------
Convertible debentures payable - long-term portion, net of
   discounts on conversion features                                114,725        114,725
                                                               -----------    -----------
Total liabilities                                                1,657,390      1,657,390

Commitments and contingencies                                         --             --
Stockholders' equity (deficit)
    Preferred stock; no par value; 10,000,000 shares
       authorized, no shares issued and outstanding                   --             --
    Common stock; $.001 par value, 2,000,000,000 shares
       authorized, 753,159,566 shares issued and outstanding       800,442        800,442
    Additional paid-in capital                                   7,608,797      7,608,797
    Accumulated other comprehensive income                            --             --
    Accumulated deficit prior to the development stage          (3,557,147)    (3,557,147)
    Accumulated deficit during the development stage            (3,679,788)    (6,378,618)
                                                               -----------    -----------
Total stockholders' equity (deficit)                             1,172,304     (1,526,526)
                                                               -----------    -----------
Total liabilities and stockholders' equity                     $ 2,829,694    $   130,864
                                                               ===========    ===========

                           CENTRAL WIRELESS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                             CENTRAL WIRELESS, INC.
                            STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004


                                                       As reported       Restated
                                                      -------------    -------------
      Revenues                                        $     202,077    $      27,000

      Cost of revenues                                      167,734          152,733
                                                      -------------    -------------
          Gross profit (loss)                                34,343         (125,733)

      Operating expenses
          General and administrative expenses
             Professional and consulting                     32,750           32,750
             Other general and administrative                90,270           90,270
                                                      -------------    -------------
          Total general and administrative expenses         123,020          123,020
                                                      -------------    -------------
Loss from operations                                        (88,677)        (248,753)
      Other expense
          Interest expense                                  (32,393)         (32,393)
                                                      -------------    -------------
      Loss before provision for income taxes               (121,070)        (281,146)

      Provision for income taxes                               --               --
                                                      -------------    -------------

      Net loss                                        $    (121,070)   $    (281,146)
                                                      =============    =============

      Loss per common share - basic and diluted       $       (0.00)   $       (0.00)
                                                      =============    =============
      Weighted average common shares outstanding -
      Basic and diluted                                 778,379,833      778,379,833
                                                      =============    =============

                             CENTRAL WIRELESS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8. CONCENTRATION
   -------------


   Currently, the Company's only customer is Alliance for which the Company has contracted to assist in the acquisition of wireless tower sites, as well as assistance in engineering, zoning, and construction of towers on the acquired sites. All revenues related to Alliance are 100% of the total transaction fees for the three months ended March 31, 2004. During 2005, there were no transaction fees with Alliance. As discussed in Note 6 and 9, the Company will no longer receive revenue through contracts or services from Alliance beginning in April 2005.



9. SUBSEQUENT EVENTS
   -----------------


   Change in accounting methods - On April 27, 2005 as a result of a reverse merger by Alliance and another entity, the Company and its CEO's ownership in Alliance decreased to a level where they can no longer collectively exercise any significant influence over Alliance. Accordingly, the Company will begin to account for the investment in Alliance Towers under the cost method whereby the investment will be recorded at its carrying amount on the date that it no longer qualifies for equity method accounting. As the carrying amount on April 27, 2005 was $0, the change in accounting methods will not have a significant impact on the financial statements (See Note 3).



   Loss of significant customer - During April 2005 as a result of a reverse merger by Alliance, the Company will no longer receive revenue through contracts or services from Alliance. The Company currently has no other customers. Therefore, the loss of this customer is expected to have a significant impact on the Company's financials. Management is currently seeking additional customers. Failure to obtain additional sources of revenues will result in no revenue for the Company, and the Company will be forced to cease operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) Central Wireless' projected sales and profitability, (b) Central Wireless' growth strategies, (c) anticipated trends in Central Wireless' industry, (d) Central Wireless' future financing plans, (e) Central Wireless' anticipated needs for working capital,
(f) Central  Wireless'  lack of  operational  experience,  and (g) the  benefits
related  to  ownership  of  Central  Wireless'  common  stock.   Forward-looking
statements, which involve assumptions and describe Central Wireless' future plans, strategies, and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause Central Wireless' actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under "Management's Discussion and Analysis Or Plan of Operations" as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation the matters described in this Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected. Readers are further cautioned not to place undue reliance on such forward-looking statements as they speak only of Central Wireless' views as of the date the statement was made. Central Wireless, Inc. undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.


OVERVIEW


      BUSINESS

      Central Wireless, Inc. ("Central Wireless") is a wireless communications infrastructure company. Our primary business is the development and construction of towers for the transmission of broadband, cellular and other wireless communications signals. We also provide related services, including site acquisition, zoning and engineering services, and antennae and line installation. We provide various consulting services to our customers, including lease negotiation, assistance in regulatory matters, and tower design. We function as the general contractor, and hire construction subcontractors on an as-needed basis to build towers to our customer's specifications.

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


      BUSINESS DEVELOPMENT AND HISTORY

      Central Wireless (formerly e resources inc, Dryden Industries, Inc., Dry Dairy International, Inc., and Wonder Capital, Inc.), was incorporated under the laws of the state of Utah on March 6, 1987. Our company was originally formed as an acquisition vehicle to acquire privately held business entities and aggregate them in order to maximize the value of their combined equity.

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

      On October 14, 2003, we entered into an agreement with Diversified Management, L.L.C. to purchase materials to build eight telecommunications towers in Georgia. We issued 400,000,000 shares of common stock in exchange for these materials. Central Wireless has constructed and sold materials for four of these towers to Alliance Towers. Central Wireless does not have plans to use the remaining materials at any specific locations.


      ANTENNAE INSTALLATION

      In locations where a tower is inappropriate or not desired by the customer, we assist the customer in placing antennas on existing structures or rooftops. We also provide stealth tower designs, which are aesthetically pleasing and blend into the existing structure.


      OUR FEES

      We bill our customers in installments, at each stage of construction. Depending on the work being performed, we may bill our customers at a fixed price, or on a time and materials basis. The cost of our services depends upon the extent of site acquisition, design and engineering services, the type of tower being constructed, the cost of materials, the height and location of the tower, and special factors.


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


      SITE ACQUISITION AND ZONING SERVICES

      We believe tower location is essential to providing clear signal transmission. We assist our customers in locating suitable real properties for tower development projects, and in negotiating the lease or purchase of those locations. We have extensive experience in identifying appropriate sites for telecommunications towers, and we frequently assist our clients with site acquisition. We also assist our customers in obtaining Federal Aviation Administration ("FAA"), state and local regulatory approval, and work closely with the local zoning authorities to obtain any required permits.


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

      REGULATORY MATTERS

      Both the FAA and the Federal Communications Commission (the "FCC") regulate telecommunications towers used for broadband and other wireless communications. The FAA regulations govern many aspects of tower construction which are relevant to Central Wireless. The location and height of our towers may be limited by FAA regulations, and with the construction of each new tower, modification of an existing tower, or antenna placement, we must obtain FAA approval. These regulations are intended to insure that the towers and antennas will not interfere with nearby airports and airplane traffic.

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


      EMPLOYEES

      As of May 10, 2005, we employed two full-time employees, Kenneth W. Brand, and Steven W. Troyan. Central Wireless does not intend to hire any new employees in fiscal 2005. We consider our relations with our employees to be good.

      RISK FACTORS

      CENTRAL WIRELESS' BUSINESS INVOLVES A HIGH DEGREE OF RISK, INCLUDING THOSE RISKS SET FORTH BELOW. IF ANY OF THESE RISKS OR UNCERTAINTIES ACTUALLY OCCURS, CENTRAL WIRELESS' BUSINESS, FINANCIAL CONDITION, AND/OR OPERATING RESULTS COULD BE MATERIALLY HARMED. IN THAT CASE, THE TRADING PRICE OF CENTRAL WIRELESS' COMMON STOCK COULD DECLINE.


      WE ARE CURRENTLY IN DEFAULT ON OUR CONVERTIBLE DEBENTURES, WHICH COULD RESULT IN FORECLOSURE ON SUBSTANTIALLY ALL OF OUR ASSETS

      We are currently in default on our obligations under certain convertible debentures purchased by AJW Partners, AJW Qualified, AJW Offshore and New Millennium. Pursuant to the terms of these convertible debentures, the investors may apply a penalty to Central Wireless if we are in default which would increase the amount due to the investors by at least 30%. This penalty is currently being applied. Central Wireless has not paid any principal, interest and/or penalties owed under the convertible debentures, nor do we have the funds available to payoff the outstanding balances of the convertible debentures. In connection with the convertible debentures, we entered into security agreements, in which Central Wireless granted a security interest to the investors covering substantially all of our assets. Because we are in default on the convertible debentures, the investors may exercise their rights under the security agreements, which include the right to take possession of our assets, sell such assets, and apply the proceeds of such sales to pay down the outstanding balance of the convertible debentures. The investors have delivered demand letters to Central Wireless with respect to the current default of these convertible debentures and the registration of shares of our common stock underlying the convertible debentures and the penalty provisions contained within the convertible debentures. In the event the investors decide to foreclose on our assets, we would not be able to prevent the foreclosure, resulting in the sale of some or all of our assets. In such event, we would be forced to reduce or cease our operations.


      WE HAVE BEEN AND CONTINUE TO BE SUBJECT TO A WORKING CAPITAL DEFICIT, WHICH COULD FORCE CENTRAL WIRELESS TO CEASE OPERATIONS

      We had a working capital deficit of $1,533,085 at March 31, 2005. Because of this deficit, our ability to obtain additional funding will determine our ability to continue as a going concern. We may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in eliminating the working capital deficit, or reaching and maintaining profitable operations. If the working capital deficit continues, we may be required to cease operations. In addition, our accumulated deficit was $10,253,653 at March 31, 2005.


      CENTRAL WIRELESS HAS HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

      Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the years ended December 31, 2004 and 2003, we lost $212,384 and $5,306,199, respectively. For the 3 months ended March 31, 2005, we had a net loss of $386,651. Our accumulated deficit was $10,253,653 at March 31, 2005. Future losses are likely to occur, as we are dependent on spending money to pay for the development and sale of our products. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems.


      CENTRAL WIRELESS WILL NEED TO RAISE ADDITIONAL CAPITAL OR DEBT FUNDING TO SUSTAIN OPERATIONS

      Unless Central Wireless can become profitable with the existing sources of funds it has available and its sales efforts, we will require additional capital to sustain operations and we will need access to additional capital or additional debt financing to grow our sales. In addition, to the extent that we have a working capital deficit and cannot offset the deficit from profitable sales, we may have to raise capital to repay the deficit and provide more working capital to permit growth in revenues. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. Our inability to obtain adequate financing will result in the need to reduce the pace of business operations. Any of these events could be materially harmful to our business and may result in a lower stock price.

      WE HAVE BEEN THE SUBJECT OF A GOING CONCERN OPINION FOR OUR FISCAL YEARS ENDED DECEMBER 31, 2004 AND 2003 AND MARCH 31, 2002 FROM OUR INDEPENDENT AUDITORS, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE CAN BECOME PROFITABLE OR OBTAIN ADDITIONAL FUNDING

      Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the years ended December 31, 2004 and 2003 and March 31, 2002, which states that the financial statements raise substantial doubt as to Central Wireless' ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Based on our current budget assessment, we believe that we will need to obtain approximately $1,500,000 in additional debt or equity capital from one or more sources to fund operations for the next 12 months. These funds are expected to be obtained from the sale of securities.


      OUR  COMMON  STOCK IS DEEMED TO BE "PENNY  STOCK,"  WHICH MAY MAKE IT MORE
      DIFFICULT  FOR   INVESTORS  TO  SELL  THEIR  SHARES  DUE  TO   SUITABILITY
      REQUIREMENTS

      Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

            o     With a price of less than $5.00 per share;

            o     That are not traded on a "recognized" national exchange;

            o Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

            o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $10.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

      Broker-dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker-dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.


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


      OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT OR IMPOSSIBLE TO EVALUATE OUR PERFORMANCE AND MAKE PREDICTIONS ABOUT OUR FUTURE

      Based on our limited operating history and sales, it is difficult or impossible for us to evaluate our operational and financial performance, or to make accurate predictions about our future performance. While we believe that we have refined our products and sales efforts to reflect the needs of the market place; however, there is no assurance that we will be successful or well received by potential customers.

      SUBSTANTIALLY ALL OF OUR ASSETS ARE PLEDGED TO SECURE OUR OBLIGATIONS TO CERTAIN INVESTORS

      Our lenders are comprised of a group of four accredited investors, who as of May 10, 2005, have purchased an aggregate of $2,075,000 in secured convertible debentures and warrants from Central Wireless under the 2001 Securities Purchase Agreement, the Letter Agreement, the 2002 Securities Purchase Agreement, August 2003 Securities Purchase Agreements, December 2003 Securities Purchase Agreement, April 2004 Securities Purchase Agreement, and the January 2005 Securities Purchase Agreement (collectively, the "Investment Documents"). All of the proceeds received from these persons have been exhausted by us. Pursuant to the terms contained in the Investment Documents, our obligations thereunder are secured by all of our assets until such obligations are paid in full. Accordingly, if we are unable to satisfy any of our obligations under the Investment Documents, our assets may be foreclosed upon and our business may be shut down.


      FLUCTUATIONS IN OUR OPERATING RESULTS MAY ADVERSELY AFFECT OUR STOCK PRICE AND PURCHASERS OF OUR SHARES OF COMMON STOCK MAY LOSE ALL OR A PORTION OF THEIR INVESTMENT

      Historically, there has been volatility in the market price for our common stock. Our quarterly operating results, the number of shareholders desiring to sell their share, changes in general conditions in the economy, the financial markets or the healthcare industry, or other developments affecting us or our competitors, could cause the market price of our common stock to fluctuate substantially. We expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors. Factors that may adversely affect our quarterly operating results include:

            o the announcement or introduction of new products by us and our competitors;

            o our ability to retain existing clients and attract new clients at a steady rate, and maintain client satisfaction;

            o     the  amount  and  timing  of   operating   costs  and  capital
                  expenditures   relating  to  expansion  of  our  business  and
                  operations; and

            o general economic conditions and economic conditions specific to our industry.

      As a result of these factors, in one or more future quarters, our operating results may fall below the expectations of securities analysts and investors. In this event, the market price of our common stock would likely be materially adversely affected. It is possible that the selling shareholder will offer all of the shares for sale. Further, because it is possible that a significant number of shares could be sold at the same time, the sales, or the possibility thereof, may have a depressive effect on the market price of our common stock.


      WE COULD FAIL TO ATTRACT OR RETAIN KEY PERSONNEL, WHICH COULD SEVERELY IMPACT OUR ABILITY TO CONTINUE OPERATIONS

      We are dependent upon our two full time employees, Kenneth W. Brand, our Chief Executive Officer, and Steven W. Troyan, our Vice President of
Construction, to continue in the current performance of their current duties with Central Wireless. The stability and growth of Central Wireless would be significantly compromised if these persons were unable or unwilling to perform their responsibilities. At this time, we have not entered into employment agreements with any of our employees. If any of our employees terminate their relationship with us, Central Wireless would have to immediately find a suitable replacement, which may not be possible.


      THE WIRELESS INDUSTRY AND THE CONSTRUCTION INDUSTRY ARE HIGHLY COMPETITIVE AND CONSIST OF COMPANIES THAT ARE MUCH BETTER SITUATED TO SUCCEED THAN CENTRAL WIRELESS, WHICH MAY IMPACT OUR ABILITY TO BECOME PROFITABLE

      Both the wireless industry and the construction industry are very competitive, with companies that are more experienced, better capitalized and better situated than Central Wireless to succeed. Based on this competition, there is a substantial likelihood that we will be unable to attain profitable operations and therefore may be forced to cease operations.

      FACILITIES

      Our corporate headquarters is located at 2040 Bispham Rd., Sarasota, Florida 34231. We currently lease approximately 800 square feet of office space on a month-to-month basis. Our rent is currently $1,000 per month. If our landlord terminates our lease, we believe that we could find suitable office space at comparable rates. Our offices are in good condition, and we believe our offices are adequate for our current needs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OR PLAN OF OPERATIONS


      GOING CONCERN

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business

      Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2004, 2003, 2002 and 2001 financial statements, which states that the financial statements raise substantial doubt as to Central Wireless' ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Based on our current budget assessment, we believe that we will need to obtain approximately $1,500,000 in additional debt or equity capital from one or more sources to fund operations for the next 12 months. These funds are expected to be obtained from the sale of securities. However, no assurances can be given that Central Wireless will be successful in such activities. Should it not be, the accompanying financial statements will be materially affected and our ability to continue as a going concern could be severely hampered. Central Wireless estimates that its cash reserves on March 31, 2005 will sustain operations until May 2005.

      As  reflected  in Central  Wireless'  financial  statements  for the three months ended March 31, 2005, Central Wireless accumulated deficit of $10,253,653, and its working capital deficiency of $1,533,085, raise doubt about its ability to continue as a going concern. The ability of Central Wireless to continue as a going concern is dependent on Central Wireless' ability to raise additional debt or capital, including the ability to raise capital under the Equity Line of Credit Agreement. The financial statements for March 31, 2005 do not include any adjustments that might be necessary if Central Wireless is unable to continue as a going concern.

After the registration statement is filed, the Company will attempt to receive additional funds through the current debenture holders to fund our growth. The Company plans to begin advertising in trade journals targeting carriers and construction companies to inform them of our service and construction capabilities, in an attempt to gain new sources of income.

We will be offering construction oversight of both cellular communication towers and broadband systems for companies and individuals which would prefer to own towers, but would require assistance in the oversight of the construction process.

Based on additional funding, we will be able to construct towers based on a carrier's parameters. Once completed, the towers will remain property of Central Wireless and we will begin collecting monthly revenue from these sites. The average cost per tower ranges form $170,000 to $190,000 based on particular site and tower height. Annual revenues from each site would average approximately $21,600 per carrrier/per tower. Most towers have a capacity of five carriers.


      CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make a wide variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 of the Notes to the accompanying financial statements.


      ACCOUNTING FOR INVESTMENTS

      Central Wireless accounts for investments in which it does not maintain control in accordance with Accounting Research Bulletin 51, as amended, as an equity-method investee. The investment in equity-method investees is reflected on the balance sheet as "Investment in Equity-Method Investee" and its share of the investees' earnings or losses as "Equity in Losses of equity-method investee, net" on the statements of operations. When Central Wireless is not committed to provide additional financial support for the investee, has already reduced its investment in and advances to the investee to zero, and has no additional investments in the investee, Central Wireless does not continue to report its share of the investee's losses. Revenues earned from the equity-method investee are reported when the amounts are realized.

      Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonably based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates, judgments and assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

      REVENUE AND EXPENSE RECOGNITION

      Revenues from contracts for fixed-price construction contracts and/or consulting services, including assistance to clients with tower site acquisitions, zoning and related processes, are recognized on the percentage-of-completion method in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position 81-1 ("SOP 81-1"), "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. This method is followed where reasonably dependable estimates of revenues and costs applicable to various elements of a contract can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the consolidated financial statements in the period in which they are first identified. Estimated revenues for applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable.

      Revenues are earned in accordance with SEC Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," as amended by SAB 104, "Revenue Recognition." Central Wireless considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured.

      During the third quarter of 2004, Central Wireless adopted a modified version of the completed-contract method in the event that collectibility for fixed-price construction contracts and/or consulting services is not reasonably assured. Under the completed-contract method, SOP 81-1 requires all costs and related revenues to be reported as deferred items until the contract is completed. Accordingly, Central Wireless defers all costs until each contract is completed. However, Central Wireless does not record revenues, including receivables, until such time that cash collections can be reasonably assured. Currently, Central Wireless uses this method for all contracts with Alliance.


      CONCENTRATION

      Central Wireless' only previous client was Alliance Towers., for which Central Wireless had contracted to assist in the acquisition of wireless tower sites, as well as assistance in engineering, zoning, and construction of towers on the acquired sites. During the month of April 2005 Alliance Towers is no longer in the communication tower industry.


      INVENTORY

      Inventory is stated at the lower of cost or market. Cost is principally determined by using the average cost method. Inventory consists of disassembled steel towers held for future construction and sale or lease. Central Wireless' management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required.


      CURRENT ACCOUNTING PRONOUNCEMENTS

      In July 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The implementation of SFAS No. 146 did not have a material effect on the Company's financial statements for the years ended December 31, 2004 and 2003

      In April 2003, the FASB issued SFAS No. 149, Amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of underlying to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The implementation of SFAS No. 149 did not have a material on Central Wireless' financial statements.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, the statement requires an issuer to classify certain instruments with specific characteristics described in it as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 did not have a material effect on Central Wireless' financial statements.

      During December 2003, the Financial Accounting Standards Board issued Interpretation 46(R), Consolidation of Variable Interest Entities ("FIN 46(R)"). FIN 46(R) clarified the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Effective March 31, 2004, we adopted FIN 46(R). The implementation of Interpretation No. 46 did not have a material effect on Central Wireless' financial statements.

      In November 2004 the FASB issued SFAS No. 151, "Inventory Costs". The new Statement amends ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have any impact on Central Wireless' financial condition or results of operations.

      In December 2004, the FASB issued Statement 123 (revised 2004) which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). Central Wireless files as a small business issuer and must meet the requirements of this Statement for accounting periods after December 15, 2005. Central Wireless is evaluating SFAS 123R and believes it may have a material effect on Central Wireless' financial statements.

      RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

      REVENUES. Revenues for the three months ended March 31, 2005 were approximately $0 compared to $27,000 for the three months ended March 31, 2004, a decrease of $27,000 or 100%. The decrease in revenues in 2005 was attributable to no construction supervision of tower construction.

      COST OF REVENUES. There were no Cost of Revenues for the three months ended March 31, 2005 as there were no revenue producing activities, compared to $152,733 for the same quarter in 2004, a decrease of $152,733 or 100%.

      GROSS LOSS. There wax a $0 gross profit in the first three months of 2005 as there were no revenue producing activities, while gross loss for the three months ended March 31, 2004 was $125,733, a decrease of $125,733 or 100%.

      OPERATING EXPENSES. Operating expenses for the three months ended March 31, 2005, was $81,523 as compared to $123,020, for the three months ended March 31, 2004. The $41,497 decrease or 33.73% in operating expenses in 2005 was primarily attributable to decreased use of consultants, and legal fees. During the first quarter 2005, the operating expenses consisted of $81,523 in other General and Administrative expenses as compared to $90,270 in 2004, a decrease of $8,747 or 9.69%. There was no consulting expenses in this quarter compared to $32,750 for the three months ended March 31, 2004. A decrease of $32,750 or 100%

      INTEREST EXPENSE. Other income (expenses) for the three months ended March 31, 2005, was net of expenses of $305,128, compared to $32,393 for the three months ended March 31, 2005. An increase of $272,735 or 841.96%. The total of $305,128 was interest expense owed on the outstanding convertible debentures. The increased interest expense was due to a higher amount of convertible debentures and interest being calculated using the default interest rate on the total debentures.


      PLAN OF OPERATIONS FOR 2005

      Central Wireless intends to continue to market and expand its client base by offering quality services at competitive pricing. The market is highly competitive.

      An area of potential increased growth is in the wireless broadband. Central Wireless has personnel trained in the deployment of "line of site" broadband technology. Central Wireless has executed an agreement to allow the Company to be licensed in and perform general contracting services in the following states: Alabama, Mississippi, Georgia, Tennessee, North and South Carolina, Louisiana, and Florida. The licensing in these states should allow Central Wireless to directly perform many of the tasks previously subcontracted.

      The site acquisition, zoning and engineering side of the business will continue to be an area of focus. We believe that the bundling of these services along with the general contracting services will further our competitive edge in our ability to provide total turnkey solutions to our clients. Central Wireless intends to continue to focus on our key business while looking for opportunities to expand our revenue and client base. We are committed to performing the work in the most efficient manner possible, while maintaining low overhead.

      As of April 27, 2005, Central Wireless no longer provides services to Alliance Towers. Alliance Towers has changed ownership and business function and is no longer in the communication tower industry.

      Based on our lack of  funding,  there is  substantial  risk  that  Central
Wireless will be unsuccessful in achieving its planned operations. Unless Central Wireless obtains additional funding, or rapidly increases its revenue, Central Wireless may be forced to cease operations.

      LIQUIDITY AND CAPITAL REQUIREMENTS

      WORKING CAPITAL

      Central Wireless had a net working capital deficit on March 31, 2005 of $1,533,085 compared to $1,411,801 (Restated) in same period 2004, an increase of $121,284 or 8.59%. Current assets as of March 31, 2005 consisted mainly of cash equaling $17,829, prepaid expenses of $25,765 and inventory equaling $127,750. Current liabilities consisted mainly of $415,150 of accounts payable and accrued liabilities, $61,483 due to stockholder and $1,227,796 as the current portion of convertible debentures. Cash on hand as of May 10, 2005 is $27,815


      CASH FLOW FROM OPERATING ACTIVITY

      Net cash used by Operating Activities for the three months ended March 31, 2005 was $202,049 compared to net cash used for the three months ended March 31, 2004 of $165,487, an increase of $36,562 or 22.09%. There was an increase in cash used from operations in the current year over the prior year due to discount on debentures for the convertible debenture received on January 31, 2005.


      CASH FLOW FROM INVESTING ACTIVITY

      For the three months ended March 31, 2005 net cash used by investing activities was $0 compared to $0 for the same period in 2004.


      CASH FLOW FROM FINANCING ACTIVITY

      Cash flows from financing activities for the three months ended March 31, 2005 and 2004 were $219,860 and $1,400, respectfully, an increase of $218,460 or 15,604.28%. Cash provided for the three months ended March 31, 2005 was predominantly from the issuance of convertible debentures with the funds being used for the operation of the business.

      Central Wireless entered into a Securities Purchase Agreement on January 31, 2005 with AJW Partners and New Millennium, which have previously purchased debentures from Central Wireless. Pursuant to the terms of the Securities Purchase Agreement, these entities have purchased a total of $250,000 of 12% convertible debentures from Central Wireless and warrants to purchase 750,000 shares of Central Wireless' common stock. The convertible debentures have a two-year term and the warrants would have to be exercised within five years from the date of issuance at an exercise price of $0.01. The debentures are convertible at the lesser of (i) $0.005 and (ii) 50% of the average of the three
(3) lowest intra-day trading prices during the 20 trading day period ending one trading day prior to the date a conversion notice is sent by the holder.

      The prior outstanding debentures of Central Wireless are convertible into shares of our common stock at the conversion price, which is calculated using the formula in the debentures. The conversion price is significantly lower than our common stock's trading price on the Over-the-Counter Bulletin Board (the "OTCBB") at any given time. The conversion price is equal to the lesser of (i) 50%, multiplied by the average of the lowest three trading prices for our common stock during the 20 trading days immediately prior to the notice of conversion, and (ii) a fixed conversion price ranging from $0.60 to $0.005. As of March 17, 2005, all outstanding debentures are in default. As a result of the related security agreements, the holders of the debentures could foreclose on all of Central Wireless' assets and force us out of business.

      Central Wireless entered into an Equity Line of Credit Agreement on October 24, 2003 with AJW Partners, AJW Qualified, AJW Offshore, New Millennium and Equilibrium. Under the Equity Line of Credit Agreement, the investors shall purchase up to $5,000,000 of Central Wireless' common stock during 36 month commitment period. Central Wireless did not complete the related registration statement in the time frame as stated in the agreement. Accordingly, the agreement became invalid in 2004.

      There is no guaranty that Central Wireless will be able to obtain additional financing from other sources on acceptable terms.

      Central Wireless has incurred significant operating losses. Also, Central Wireless has limited financial resources and is in default on its notes payable to shareholders. These factors raise substantial doubt about Central Wireless' ability to continue as a going concern. Central Wireless needs to raise significant additional capital in order to continue as a going concern, as well as to pursue its business plan in the telecommunications market.

      To continue operations for the next 12 months, Central Wireless needs to obtain $1,500,000, for working capital. It is unlikely that revenues generated by Central Wireless will be sufficient to generate these funds and, therefore, Central Wireless will require outside financing. Central Wireless intends to obtain some of this funding from outside equity or debt funding and some from company-generated revenue. There is a substantial likelihood that Central Wireless could fail to meet both its long-term and short-term capital requirements over the next 12 months.

      During January 2005, Central Wireless entered into an Accounts Receivable Purchase Agreement with Bottom Line Advisors, Inc. whereby Bottom Line Advisors, Inc. paid $25,000 and 134,065,000 shares of restricted common stock of Alliance Towers, Inc. in exchange for accounts receivable from Alliance Towers, Inc. in the amount of $398,567.39.

      We currently have $24,494 cash on hand, which is expected to allow us to continue operations for three months.


      DEFAULT UPON SENIOR SECURITIES

      As of May 10, 2005, Central Wireless has convertible debentures in the amount of $1,227,796, plus accrued and unpaid interest was due, and Central Wireless was in default on payment of $1,227,796 of these debentures. Because we are in default under the debenture agreements and other conditions exist as defined in the agreements, a penalty may apply which would increase the amount due by at least 30% in excess of the amounts previously due under the agreement. We have not paid the principal, interest and penalties we owe under these debentures, and we do not have the money to pay off the outstanding balances of the debentures. The Investors (defined below) have not given notice to us of collection proceedings or other actions they intend to take with respect to the unpaid amounts.

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


      THE INVESTORS

      Our lenders are comprised of a group of four accredited investors (the "Investors") who as of May 10, 2005, have purchased an aggregate of $2,075,000 in secured convertible debentures and warrants from Central Wireless under the 2001 Securities Purchase Agreement, the Letter Agreement, the 2002 Securities Purchase Agreement, August 2003 Securities Purchase Agreements, December 2003 Securities Purchase Agreement, April 2004 Securities Purchase Agreement, and the January 2005 Securities Purchase Agreement. All of the proceeds received from these persons have been exhausted by us.

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


      SECURED CONVERTIBLE DEBENTURES

      The material terms of our Secured Convertible Debentures are noted below. Please note, unless otherwise noted, the conditions, limitations and covenants described below remain in effect only while the debentures are outstanding.

      - AMOUNT SOLD - As of May 10, 2005, we have sold an aggregate of $2,075,000 in secured convertible debentures to the Investors under the 2001 Securities Purchase Agreement, the Letter Agreement, the 2002 Securities Purchase Agreement, August 2003 Securities Purchase Agreements, December 2003 Securities Purchase Agreement, and April 2004 Securities Purchase Agreement and the January 2005 Securities Purchase Agreement.

      - INTEREST RATE AND MATURITY - The interest rate on the debentures is 12%, or 15% if the debentures are in default. Outstanding principal as of December 31, 2004, which is currently in default, $14,315 due August 2002, $20,481 due April 2003, $8,000 due July 2003, $160,000 due September 2003, $200,000 due
December 2003,  $200,000 due August 2005,  $125,000 due December 2005,  $250,000
due May 2006, and $250,000 due January 31, 2005.

      - DEFAULT - Debentures totaling $1,227,796 are currently in default. The Investors have not informed us of any collection proceedings or other actions they intend to take with respect to the unpaid amounts.

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

      - ANTI-DILUTION PROVISIONS - if we sell shares of common stock for consideration per share that is less than the conversion price, then the conversion price is decreased to equal the lower price per share. The number of shares issuable to the Investors is adjustable upon the issuance of dividends, the distribution of assets, mergers, consolidations, recapitalizations, and similar events.

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

      - LENDING RESTRICTIONS - We cannot lend money or make advances to any person, including our officers and directors, and we cannot assume, guarantee endorse, or agree to purchase or become liable for another person's obligations, except for transactions in the ordinary course of business.

      - CREDITORS - we may not have filed for bankruptcy protection, had bankruptcy proceedings filed against us, had a judgment filed against us in excess of $50,000, or had an assignment for the benefit of creditors or apply for or consent to the appointment of a receiver or trustee for our properties or business.

      - DEFAULT - If we fail to timely convert the debentures upon the Investors' request, we owe $1,000 for each day beyond the deadline that we fail to comply. If we are in default under the debenture agreements and other conditions exist as defined in the agreements, a penalty may apply which would increase the amount due by at least 30% in excess of the amounts previously due under the agreement. The Investors have the right to convert the default amount into shares of common stock.

      - PREPAYMENT - If we prepay the debentures, we owe a prepayment penalty equal to 30% of the outstanding principal plus accrued interest, plus any default interest or penalties.


      COVENANTS AND OTHER RESTRICTIONS

      - RESERVATION AND REGISTRATION OF SHARES - 200% of the number of shares of common stock that could be issued to the Investors upon full conversion of the debentures and full exercise of the warrants, must be reserved by us, and a registration statement must be filed and be declared effective by the SEC covering those shares for resale by the Investors. The registration statement must remain effective and available for the Investors to resell the shares of common stock received upon conversion of the debentures and exercise of the warrants. If the number of shares of common stock registered at any given time is inadequate, we are obligated to file an amended or new registration statement covering additional shares of common stock. The process of preparing and filing a registration statement is a time-consuming, costly process. Furthermore, it is a default under our agreements with the Investors if the SEC does not declare the registration statement effective within 45 or 90 days of the date of the debentures and warrants were issued. Central Wireless filed a registration statement on Form SB-2 on December 31, 2003. This registration statement has not been declared effective by the SEC. Central Wireless must file a new registration statement relating to the outstanding debentures.

      - LISTING AND ELIGIBILITY - Our common stock must remain listed on the OTCBB or an equivalent exchange, and must remain eligible to file a Form SB-2 or S-1 registration statement with the SEC.

      - MERGERS, ETC. - We are prohibited from merging or consolidating with or into another company or transferring all or substantially all of our assets to another company.

      - LOCK UP PERIOD - We cannot offer convertible debentures, warrants and other equity offerings similar to the securities sold under the 2002 Securities Purchase Agreement to any person without first offering such securities to the Investors, for a period beginning on July 12, 2002, and ending on the later of
(i) 270 days from July 12, 2002, and (ii) 180 days from the date the registration statement is declared effective (the "Lock Up Period"). With certain exceptions, we also agreed not to conduct any equity financings (including debt with an equity component) during the period beginning on July 12, 2002, and ending two years after the end of the Lock-up Period unless we give the Investors an opportunity to participate in the offering on the same terms and conditions.

      - GENERAL - We must remain in compliance with all of our obligations under the 2001 Securities Purchase Agreement, the Letter Agreement, the 2002 Securities Purchase Agreement, the August 2003 Securities Purchase Agreement, the December 2003 Securities Purchase Agreement, the April 2004 Securities Purchase Agreement, and the January 31, 2005 Securities Purchase Agreement and the convertible debentures and warrants issued under those agreements.

      - SECURITY - We granted the Investors a first priority security interest in substantially all of our assets to secure our obligations under the 2001 Securities Purchase Agreement, the Letter Agreement, the 2002 Securities Purchase Agreement, the August 2003 Securities Purchase Agreement, the December 2003 Securities Purchase Agreement, the April 2004 Securities Purchase Agreement, and the January 31, 2005 Securities Purchase Agreement.

      - PLEDGE AND GUARANTY - Kenneth W. Brand, our Chief Executive Officer, and Keith Roy Chrismon, our President and Chairman of the Board, each pledged the shares of common stock owned by them to the Investors, to ensure our obligations under the 2002 Securities Purchase Agreement and the related debentures and warrants.


      WARRANTS

      - AMOUNT SOLD - As of May 10, 2005, we have sold warrants to purchase an aggregate of 3,077,500 shares of common stock to the Investors under the 2001 Securities Purchase Agreement, the Letter Agreement, the 2002 Securities Purchase Agreement, the August 2003 Securities Purchase Agreement, the December 2003 Securities Purchase Agreement, the April 2004 Securities Purchase Agreement, and the January 31, 2005 Securities Purchase Agreement

      - EXPIRATION DATE - Warrants to purchase 15,000 shares of common stock expired May 8, 2004; warrants to purchase 15,000 shares of common stock expired July 30, 2004; warrants to purchase 2,500 shares of common stock expired March 29, 2005; warrants to purchase 40,000 shares of common stock expire July 12, 2005; warrants to purchase 40,000 shares of common stock expire September 12, 2005; warrants to purchase 40,000 shares of common stock expire December 31, 2005; warrants to purchase 800,000 shares of common stock expire August 19, 2008; warrants to purchase 625,000 shares of stock expire on December 15, 2008; warrants to purchase 750,000 shares of common stock expire on April 30, 2009, and warrants to purchase 750,000 shares of common stock expire on January 31, 2010.

      - EXERCISE PRICE - The warrants are exercisable for shares of our common stock at the exercise price, which, for shares sold under the Letter Agreement and the 2001 Securities Purchase Agreement, is calculated by a formula, and for shares sold under the 2002 Securities Purchase Agreement, is a fixed price of $0.20 per share. The exercise price for shares sold under the Letter Agreement and the 2001 Securities Purchase Agreement is $0.05 per share. The exercise price for the warrants issued under the August 2003 Securities Purchase
Agreement, the December 2003 Securities Purchase Agreement, the April 2004 Securities Purchase Agreement, and the January 31, 2005 Securities Purchase Agreement is $0.01.

ITEM 3.  CONTROLS AND PROCEDURES.

      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      Central Wireless' Chief Executive Officer and Acting Chief Financial Officer, after evaluating the effectiveness of Central Wireless disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, has concluded that as of such date, Central Wireless disclosure controls and procedures were adequate and effective to ensure that material information relating to Central Wireless and its consolidated subsidiary that is required to be disclosed by Central Wireless in reports that Central Wireless files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in United States Securities and Exchange Commission rules and accumulated and communicated to Central Wireless management, including Acting Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.


      CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

      There was no change in Central Wireless internal controls over financial reporting that occurred during the period covered by this report that could materially affect, or is reasonably likely to materially affect, Central Wireless control over financial reporting.

                                     PART II

                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

      None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

      As of May 10, 2005, Central Wireless has convertible debentures in the amount of $1,227,796, plus accrued and unpaid interest was due, and Central Wireless was in default on payment of $1,227,796 of these debentures. Because we are in default under the debenture agreements and other conditions exist as defined in the agreements, a penalty may apply which would increase the amount due by at least 30% in excess of the amounts previously due under the agreement. We have not paid the principal, interest and penalties we owe under these debentures, and we do not have the money to pay off the outstanding balances of the debentures. The Investors (defined below) have not given notice to us of collection proceedings or other actions they intend to take with respect to the unpaid amounts.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.


ITEM 5.  OTHER INFORMATION.

      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (A)   EXHIBITS:

EXHIBIT
NO.     DESCRIPTION                                   LOCATION
------- -------------------------------------------   ----------------------------
2.1     Asset  Purchase  Agreement  dated  June 28,   Filed  with  the  Commission
        2002 by and  among  e  resources  inc,  KRC   on   July 12,   2002  as  an
        Communications, Inc. and Keith Roy Chrimson   attachment  to our  Form 8-K
                                                      and      incorporated     by
                                                      reference.

3.1     Articles of  Incorporation,  filed with the   Filed  with  the  Commission
        Utah Secretary of State on March 8, 1987      on   June 13,   2001  as  an
                                                      attachment       to      our
                                                      Registration Statement
                                                      on Form SB-2 and incorporate
                                                      by reference.

3.2     Articles of  Amendment  to the  Articles of   Filed  with  the  Commission
        Incorporation,    filed   with   the   Utah   on   June 13,   2001  as  an
        Secretary of State on February 3, 1995        attachment       to      our
                                                      Registration  Statement   on
                                                      Form SB-2 and incorporate by
                                                      reference.

3.3     Articles of  Amendment  to the  Articles of   Filed  with  the  Commission
        Incorporation,    filed   with   the   Utah   on   June 13,   2001  as  an
        Secretary of State on June 9, 1999            attachment       to      our
                                                      Registration Statement
                                                      on Form SB-2 and incorporate
                                                      by reference.

3.4     Articles of  Amendment  to the  Articles of   Filed  with  the  Commission
        Incorporation,    filed   with   the   Utah   on   June 13,   2001  as  an
        Secretary of State on February 7, 2000        attachment       to      our
                                                      Registration Statement on
                                                      Form SB-2 and incorporate by
                                                      reference.

3.5     Articles of  Amendment  to the  Articles of   Filed  with  the  Commission
        Incorporation,    filed   with   the   Utah   on   June 13,   2001  as  an
        Secretary of State on March 24, 2000          attachment       to      our
                                                      Registration Statement
                                                      on Form SB-2 and incorporate
                                                      by reference.

3.6     Articles of Amendment to the Articles of      Filed  with  the  Commission
        Incorporation, filed with the Utah            on August 29, 2003 as an
        Secretary of State on August 21, 2002         attachment to your Form
                                                      SB-2 and incorporated
                                                      herein by reference.

3.7     First   Amended  and  Restated   Bylaws  of   Filed  with  the  Commission
        Central Wireless                              on   May  8,   2002   as  an
                                                      attachment to our Annual
                                                      Report on Form 10-KSB
                                                      for the fiscal year
                                                      ended December 31, 2001,
                                                      and incorporated by
                                                      reference.

3.8     Articles of Amendment to the Articles of      Filed with the Commission
        Incorporation, filed with the Utah on         November 18, 2003 as an
        Secretary of State in October, 2003           attachment to our Form
                                                      10-QSB and  incorporated  by
                                                      reference.

10.1    Securities  Purchase  Agreement,  dated May   Filed  with  the  Commission
        8, 2001                                       on  May   14,   2001  as  an
                                                      attachment  to our  Form 8-K
                                                      and      incorporated     by
                                                      reference.


EXHIBIT
NO.     DESCRIPTION                                   LOCATION
------- -------------------------------------------   ----------------------------
10.2    Form  of  Secured  Convertible   Debenture,   Filed  with  the  Commission
        dated May 8, 2001                             on  May   14,   2001  as  an
                                                      attachment  to our  Form 8-K
                                                      and      incorporated     by
                                                      reference.

10.3    Form of Stock Purchase  Warrant,  dated May   Filed  with  the  Commission
        8, 2001                                       on  May   14,   2001  as  an
                                                      attachment  to our  Form 8-K
                                                      and      incorporated     by
                                                      reference.

10.4    Registration  Rights  Agreement,  dated May   Filed  with  the  Commission
        8, 2001                                       on  May   14,   2001  as  an
                                                      attachment  to our  Form 8-K
                                                      and      incorporated     by
                                                      reference.
                                                      Filed with the Commission

10.5    Security Agreement, dated May 8, 2001         on  May   14,   2001  as  an
                                                      attachment  to our  Form 8-K
                                                      and      incorporated     by
                                                      reference.

10.6    Guaranty  and Pledge  Agreement,  dated May   Filed  with  the  Commission
        8, 2001                                       on  May   14,   2001  as  an
                                                      attachment  to our  Form 8-K
                                                      and      incorporated     by
                                                      reference.

10.7    Form  of  Secured  Convertible   Debenture,   Filed  with  the  Commission
        dated July 30, 2001                           on   May  8,   2002   as  an
                                                      attachment to our Annual
                                                      Report on Form 10-KSB
                                                      for the fiscal year
                                                      ended December 31, 2001,
                                                      and incorporated by
                                                      reference.

10.8    Form  of  Stock  Purchase  Warrant,   dated   Filed  with  the  Commission
        July 30, 2001                                 on   May  8,   2002   as  an
                                                      attachment to our Annual
                                                      Report on Form 10-KSB
                                                      for the fiscal year
                                                      ended December 31, 2001,
                                                      and incorporated by
                                                      reference.

10.9    Letter Agreement, dated March 29, 2002        Filed  with  the  Commission
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
                                                      incorporated by reference.

10.10   Form  of  Secured  Convertible   Debenture,   Filed  with  the  Commission
        dated March 29, 2002                          on   May  8,   2002   as  an
                                                      attachment to our Annual
                                                      Report on Form 10-KSB
                                                      for the fiscal year
                                                      ended December 31, 2001,
                                                      and incorporated by
                                                      reference.

10.11   Form  of  Stock  Purchase  Warrant,   dated   Filed  with  the  Commission
        March 29, 2002                                on   May  8,   2002   as  an
                                                      attachment to our Annual
                                                      Report on Form 10-KSB
                                                      for the fiscal year
                                                      ended December 31, 2001,
                                                      and incorporated by
                                                      reference.


EXHIBIT
NO.     DESCRIPTION                                   LOCATION
------- -------------------------------------------   ----------------------------
10.12   Security Agreement, dated March 29, 2002      Filed  with  the  Commission
                                                      on   May  8,   2002   as  an
                                                      attachment   to  our  Annual
                                                      Report  on Form  10-KSB  for
                                                      the   fiscal    year   ended
                                                      December 31,    2001,    and
                                                      incorporated by reference.

10.13   Securities   Purchase   Agreement,    dated   Filed  with  the  Commission
        July 12, 2002                                 on   July 16,   2002  as  an
                                                      attachment  to our  Form 8-K
                                                      and      incorporated     by
                                                      reference.

10.14   Form  of  Secured  Convertible   Debenture,   Filed  with  the  Commission
        dated July 12, 2002                           on   July 16,   2002  as  an
                                                      attachment  to our  Form 8-K
                                                      and      incorporated     by
                                                      reference.

10.15   Form  of  Stock  Purchase  Warrant,   dated   Filed  with  the  Commission
        July 12, 2002                                 on   July 16,   2002  as  an
                                                      attachment  to our  Form 8-K
                                                      and      incorporated     by
                                                      reference.

10.16   Registration   Rights   Agreement,    dated   Filed  with  the  Commission
        July 12, 2002                                 on   July 16,   2002  as  an
                                                      attachment  to our  Form 8-K
                                                      and      incorporated     by
                                                      reference.

10.17   Security Agreement, dated July 12, 2002       Filed  with  the  Commission
                                                      on   July 16,   2002  as  an
                                                      attachment  to our  Form 8-K
                                                      and      incorporated     by
                                                      reference.

10.18   Form  of  Guaranty  and  Pledge  Agreement,   Filed  with  the  Commission
        dated July 12, 2002                           on   July 16,   2002  as  an
                                                      attachment  to our  Form 8-K
                                                      and      incorporated     by
                                                      reference.

10.19   Letter Agreement, dated November 5, 2002      Filed  with  the  Commission
                                                      on  December 9,  2002  as an
                                                      attachment   to   our   Form
                                                      SB-2/A and  incorporated  by
                                                      reference.

10.20   Securities   Purchase   Agreement,    dated   Filed  with  the  Commission
        August 19, 2003                               on  November  18, 2003 as an
                                                      attachment   to   our   Form
                                                      10-QSB and  incorporated  by
                                                      reference.

10.21   Form  of  Secured  Convertible   Debenture,   Filed  with  the  Commission
        dated August 19, 2003                         on  November  18, 2003 as an
                                                      attachment   to   our   Form
                                                      10-QSB and  incorporated  by
                                                      reference.

10.22   Form  of  Stock  Purchase  Warrant,   dated   Filed  with  the  Commission
        August 19, 2003                               on  November  18, 2003 as an
                                                      attachment   to   our   Form
                                                      10-QSB and  incorporated  by
                                                      reference.

10.23   Registration   Rights   Agreement,    dated   Filed  with  the  Commission
        August 19, 2003                               on  November  18, 2003 as an
                                                      attachment   to   our   Form
                                                      10-QSB and  incorporated  by
                                                      reference.

EXHIBIT
NO.     DESCRIPTION                                   LOCATION
------- -------------------------------------------   ----------------------------
10.24   Security Agreement, dated August 19, 2003     Filed  with  the  Commission
                                                      on  November  18, 2003 as an
                                                      attachment   to   our   Form
                                                      10-QSB and  incorporated  by
                                                      reference.

10.25   Intellectual  Property Security  Agreement,   Filed  with  the  Commission
        dated August 19, 2003                         on  November  18, 2003 as an
                                                      attachment   to   our   Form
                                                      10-QSB and  incorporated  by
                                                      reference.

10.26   Registration   Rights   Agreement,    dated   Filed  with  the  Commission
        October 24, 2003                              on  November  18, 2003 as an
                                                      attachment   to   our   Form
                                                      10-QSB and  incorporated  by
                                                      reference.

10.27   Private Equity Line Funds Escrow              Filed with   the Commission
        Agreement, dated October 24, 2003             on November 18, 2003 as an
                                                      attachment   to   our   Form
                                                      10-QSB and  incorporated  by
                                                      reference.

10.28   Private Equity Line of Credit Agreement,      Filed with the Commission
        dated October 24, 2003 on November 18, 2003   as an attachment to our Form
                                                      10-QSB and  incorporated by
                                                      reference.

10.29   Securities   Purchase   Agreement,    dated   Filed  with  the  Commission
        December 15, 2003                             on  December 31,  2003 as an
                                                      attachment  to our Form SB-2
                                                      and      incorporated     by
                                                      reference.

10.30   Form  of  Secured  Convertible   Debenture,   Filed  with  the  Commission
        dated December 15, 2003                       on  December 31,  2003 as an
                                                      attachment  to our Form SB-2
                                                      and      incorporated     by
                                                      reference.

10.31   Form  of  Stock  Purchase  Warrant,   dated   Filed  with  the  Commission
        December 15, 2003                             on  December 31,  2003 as an
                                                      attachment  to our Form SB-2
                                                      and      incorporated     by
                                                      reference.

10.32   Registration   Rights   Agreement,    dated   Filed  with  the  Commission
        December 15, 2003                             on  December 31,  2003 as an
                                                      attachment  to our Form SB-2
                                                      and      incorporated     by
                                                      reference.

10.33   Security Agreement, dated December 15, 2003   Filed with the Commission on
                                                      December 31, 2003 as an
                                                      attachment to our Form
                                                      SB-2 and incorporated by
                                                      reference.

10.34   Intellectual  Property Security  Agreement,   Filed  with  the  Commission
        dated December 15, 2003                       on  December 31,  2003 as an
                                                      attachment  to our Form SB-2
                                                      and      incorporated     by
                                                      reference.


EXHIBIT
NO.     DESCRIPTION                                   LOCATION
------- -------------------------------------------   ----------------------------
10.35   Securities Purchase Agreement,  dated April   Filed  with  the  Commission
        30, 2004                                      on  May   17,   2004  as  an
                                                      attachment   to   our   Form
                                                      10-QSB and  incorporated  by
                                                      reference.

10.36   Form  of  Secured  Convertible   Debenture,   Filed  with  the  Commission
        dated April 30 , 2004                         on  May   17,   2004  as  an
                                                      attachment   to   our   Form
                                                      10-QSB and  incorporated  by
                                                      reference.

10.37   Form  of  Stock  Purchase  Warrant,   dated   Filed  with  the  Commission
        April 30, 2004                                on  May   17,   2004  as  an
                                                      attachment   to   our   Form
                                                      10-KSB and  incorporated  by
                                                      reference.

10.38   Registration Rights Agreement,  dated April   Filed  with  the  Commission
        30, 2004                                      on  May   17,   2004  as  an
                                                      attachment   to   our   Form
                                                      10-QSB and  incorporated  by
                                                      reference.

10.39   Security Agreement, dated April 30, 2004      Filed  with  the  Commission
                                                      on  May   17,   2004  as  an
                                                      attachment   to   our   Form
                                                      10-QSB and  incorporated  by
                                                      reference.

10.40   Intellectual  Property Security  Agreement,   Filed  with  the  Commission
        dated April 30, 2004                          on  May   17,   2004  as  an
                                                      attachment   to   our   Form
                                                      10-QSB and  incorporated  by
                                                      reference.

10.41   Securities   Purchase   Agreement,    dated   Filed  with  the  Commission
        January 31, 2005                              on  February 24,  2005 as an
                                                      attachment  to our  Form 8-K
                                                      and      incorporated     by
                                                      reference.

10.42   Form of Callable Secured Convertible          Filed  with  the  Commission
        Debenture, dated January 31, 2005             on February 24, 2005  as  an
                                                      attachment  to our  Form 8-K
                                                      and      incorporated     by
                                                      reference.

10.43   Form of Warrant, dated January 31, 2005       Filed  with  the  Commission
                                                      on  February  24, 2005 as an
                                                      attachment  to our  Form 8-K
                                                      and      incorporated     by
                                                      reference.

10.44   Registration   Rights   Agreement,    dated   Filed  with  the  Commission
        January 31, 2005                              on  February  24, 2005 as an
                                                      attachment  to our  Form 8-K
                                                      and      incorporated     by
                                                      reference.

10.45   Security Agreement, dated January 31, 2005    Filed with the Commission
                                                      on February 24, 2005 as an
                                                      attachment to our Form
                                                      8-K and incorporated by
                                                      reference.

10.46   Intellectual  Property Security  Agreement,   Filed  with  the  Commission
        dated January 31, 2005                        on  February  24, 2005 as an
                                                      attachment  to our  Form 8-K
                                                      and      incorporated     by
                                                      reference.

10.47   Asset Purchase Agreement dated October 14,    Filed with the Commission
        2003 between Central Wireless and             on November 18, 2003 as an
        Diversified Management, L.L.C.                attachment to our Form
                                                      10-QSB and  incorporated  by
                                                      reference.


EXHIBIT
NO.     DESCRIPTION                                   LOCATION
------- -------------------------------------------   ----------------------------
10.48   Letter   of   Agreement   between   Central   Filed  with  the  Commission
        Wireless, Inc. and Alliance Towers, Inc.      on  May   17,   2004  as  an
                                                      attachment   to   our   Form
                                                      10-QSB and  incorporated  by
                                                      reference.
                                                      Filed with the Commission

10.49   Share  Exchange  Agreement  effective as of   on  March  6,   2003  as  an
        February  20,  2003  by and  among  Central   attachment  to our  Form 8-K
        Wireless,  Inc.,  Kenneth W. Brand,  Robert   and      incorporated     by
        Sandburg and Michael Delin                    reference.

14.1    Code of Ethics                                Filed  with  the  Commission
                                                      on  May   17,   2004  as  an
                                                      attachment   to   our   Form
                                                      10-QSB and  incorporated  by
                                                      reference.

31.1    Certification  by Chief  Executive  Officer   Provided herewith.
        pursuant  to 15  U.S.C.  Section  7241,  as
        adopted  pursuant  to  Section  302  of the
        Sarbanes-Oxley Act of 2002.

31.2    Certification  by Chief  Financial  Officer   Provided herewith.
        pursuant  to 15  U.S.C.  Section  7241,  as
        adopted  pursuant  to  Section  302  of the
        Sarbanes-Oxley Act of 2002.

32.1    Certification  by Chief  Executive  Officer   Provided herewith.
        pursuant  to 18  U.S.C.  Section  1350,  as
        adopted  pursuant  to  Section  906  of the
        Sarbanes-Oxley Act of 2002

32.2    Certification  by  Chief  Financial Officer   Provided herewith.
        pursuant  to  18   U.S.C. Section  1350, as
        adopted  pursuant  to  Section  906 of  the
        Sarbanes-Oxley Act of 2002.


      (B)   REPORTS ON FORM 8-K:

            None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


May 13, 2005                               By:   /s/  Kenneth W. Brand
                                                 ---------------------
                                                 Kenneth W. Brand
                                                 Chief Executive Officer