Form 10QSB
period 2005-06-30
CENTRAL WIRELESS INC
filed 2007-01-22
CIK 814070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 0-2827

CENTRAL WIRELESS, INC.
(Exact name of small business issuer as specified in its charter)

Utah	87-0476117
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2040 Bispham Road
Sarasota, Florida 34231
(Address of principal executive offices)

(941) 929-1534
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d)of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes  ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: AS OF JANUARY 19, 2007, THERE WERE 1,954,192,451 OUTSTANDING SHARES OF THE ISSUER’S COMMON STOCK, $0.001 PAR VALUE PER SHARE.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CENTRAL WIRELESS, INC.
Balance Sheet
June 30, 2005
(Unaudited)

ASSETS
Current assets:
Cash	$6,725
Prepaid expense and other current assets	26,835

Total current assets	33,560

Total assets	$33,560

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$753
Due to stockholder	71,483
Convertible debentures	1,668,849

Total current liabilities	1,741,085

Commitments and contingencies	—

Shareholders’ deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued an outstanding	—
Common stock, $.0001 par value; 2,000,000,000 shares authorized, 861,492,452 shares issued and outstanding at June 30, 2005	861,492
Additional paid-in capital	7,899,075
Accumulated deficit	(10,468,092)
Total shareholders’ deficit	(1,707,525)
Total liabilities and shareholders’ deficit	$33,560

The Accompanying Notes Are an Integral Part of These Financial Statements.

CENTRAL WIRELESS, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$—	$127,500	$—	$329,577
Cost of sales	—	5,599	—	173,332

Gross loss	—	121,901	—	156,245

Operating expenses
Professional and consulting	69,540	23,500	69,540	56,250
General and administrative	84,580	227,109	166,103	216,380

Total operating expenses	154,120	250,609	235,643	273,630

Loss from operations	(154,120)	(128,708)	(235,643)	(117,385)

Other expense
Interest expense	(60,319)	(58,620)	(365,447)	(91,013)

Loss before income taxes	(214,439)	(187,328)	(601,090)	(208,938)
	—	—	—	—

Net loss	$(214,439)	$(187,328)	$(601,090)	$(208,938)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	841,492,452	814,862,863	831,492,452	769,621,348

The Accompanying Notes Are an Integral Part of These Financial Statements.

CENTRAL WIRELESS, INC.
Condensed Statement of Stockholder’s Deficit
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Deficit
	Number of Shares	Amount
Balance, December 31, 2004	821,492,452	$821,492	$7,649,075	$(9,867,002)	$(1,396,435)

Beneficial conversion feature on convertible debentures and related warrants	—	—	250,000	—	250,000

Common stock issued for services)	40,000,000	40,000	—	—	40,000

Net loss	—	—	—	(601,090)	(601,090)
Balance, June 30, 2005	861,492,452	$861,492	$7,899,075	$(10,468,092)	$(1,707,525)

The Accompanying Notes Are an Integral Part of These Financial Statements.

CENTRAL WIRELESS, INC.
Statements of Cash Flows
(Unaudited)

	For The Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(601,090)	$(208,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	40,000	24,000
Accretion of discount on convertible debentures	250,000	10,394
Beneficial conversion feature on convertible debentures and related warrants	—	7,950

Changes in operating assets and liabilities:
Accounts receivable	—	(318,017)
Costs and estimated earnings in excess of billings on uncompleted contracts	—	15,440
Prepaid expenses	(26,835)	(6,238)
Inventory	127,750	30,000
Accounts payable and accrued expenses	(12,978)	211,771
Net cash used in operating activities	$(223,153)	$(223,098)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in due to stockholder	(30,140)	(3,685)
Proceeds from issuance of convertible debentures	250,000	250,000
Net cash used in investing activities	229,860	246,315

Net decrease in cash	6,707	13,217
Cash, beginning of period	18	4,467

Cash, end of period	$6,725	$17,684

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—

Cash paid for interest	$—	$—

Schedule for non-cash operating, investing and financing activities:
Conversion of debentures to common stock	$—	$213,516

The Accompanying Notes Are an Integral Part of These Financial Statements.

CENTRAL WIRELESS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation - The accompanying unaudited condensed financial statements have been prepared in accordance with Securities and Exchange Commission (the “SEC”) requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2004 of Central Wireless, Inc. (the “Company”).

The interim financial statements present the condensed balance sheet, statements of operations, stockholders’ deficit and cash flows of Central Wireless, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of June 30, 2005 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Revenue and expense recognition - Revenues from contracts for fixed-price construction contracts and/or consulting services, including assistance to clients with tower site acquisitions, zoning and related processes, are recognized on the percentage-of-completion method in accordance with American Institute of Certified Public Accountants Statement of Position 81-1 (“SOP 81-1”), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. This method is followed where reasonably dependable estimates of revenues and costs applicable to various elements of a contract can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the consolidated financial statements in the period in which they are first identified. Estimated revenues for applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable.

Revenues are earned in accordance with SEC Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” as amended by SAB 104, “Revenue Recognition.” The Company considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured.

Stock-based compensation - The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations”, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No 123 requires the recognition of compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

The Company granted no warrants or options to employees for compensation for the six months ended June 30, 2005.

NOTE 2. INVENTORY

Inventory - Inventory is stated at the lower of cost or market. Cost is principally determined by using the average cost method. Inventory consists of disassembled steel towers held for future construction and sale or lease.

The Company’s management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required. The Company has recorded a market valuation adjustment of $127,750 against its inventory of June 30, 2005.

NOTE 3. CONVERTIBLE DEBENTURES

During January 2005, the Company issued convertible debentures totaling $250,000 payable to stockholders, collateralized by the Company’s assets, with interest payable quarterly at a rate of 8%, increasing to 15% on default, maturing January 2007. The debenture is convertible at the lesser of $0.005 or 50% of the lowest three bid prices over the twenty trading days prior to conversions. The debenture has 750,000 attached warrants to purchase the Company’s common stock at $0.005 per share which vest immediately and expire January 2010. As of June 30, 2005, the Company is in default on all the convertible debentures, including the January 2005 debenture. Accordingly, the Company fully accreted the estimated value of the conversion feature and warrants related to the new debenture as interest expense totaling $250,000.

NOTE 4. RELATED PARTY TRANSACTIONS

Due to stockholder - Due to stockholder totaling $61,483 consists of accrued compensation and unreimbursed expense to the Company’s CEO and stockholder.

NOTE 5. GOING CONCERN

The Company incurred a net loss from operations of approximately $387,000 for the three months ended March 31, 2005. The Company’s current liabilities exceed its current assets by approximately $1,554,000. The Company is currently in default on all convertible debentures as of March 31, 2005. Additionally, the Company will no longer receive revenue from contracts or services from its sole customer, Alliance Towers, Inc., as discussed in Note 8 and 9. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company is actively seeking a merger with an existing operating company in order to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6. SUBSEQUENT EVENTS

During 2006, the Company disposed of its investment in its unconsolidated subsidiary, Alliance Towers, Inc. As the carrying amount on April 27, 2005 was $0, the disposition will not have a significant impact on the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

This Report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) Central Wireless’ projected sales and profitability, (b) Central Wireless’ growth strategies, (c) anticipated trends in Central Wireless’ industry, (d) Central Wireless’ future financing plans, (e) Central Wireless’ anticipated needs for working capital, (f) Central Wireless’ lack of operational experience, and (g) the benefits related to ownership of Central Wireless’ common stock. Forward-looking statements, which involve assumptions and describe Central Wireless’ future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause Central Wireless’ actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis Or Plan of Operations” as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation the matters described in this Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected. Readers are further cautioned not to place undue reliance on such forward-looking statements as they speak only of Central Wireless’ views as of the date the statement was made. Central Wireless, Inc. undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Business Development And History

Central Wireless, Inc. (“Central Wireless”) is a wireless communications infrastructure company. Our primary business is the development and construction of towers for the transmission of broadband, cellular and other wireless communications signals. We also provide related services, including site acquisition, zoning and engineering services, and antennae and line installation. We provide various consulting services to our customers, including lease negotiation, assistance in regulatory matters, and tower design. We function as the general contractor, and hire construction subcontractors on an as-needed basis to build towers to our customer’s specifications.

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

On October 14, 2003, we entered into an agreement with Diversified Management, L.L.C. to purchase materials to build eight telecommunications towers in Georgia. We issued 400,000,000 shares of common stock in exchange for these materials. Central Wireless has constructed and sold materials for four of these towers to Alliance Towers. Central Wireless does not have plans to use the remaining materials at any specific locations. In 2006, we disposed of our interest in Diversified Management, LLC.

Employees

As of June 30, 2005, we employed two full-time employees, Kenneth W. Brand and Steven Troyan. We consider our relations with our employees to be good.

RISK FACTORS

Central Wireless’ Business Involves A High Degree Of Risk, Including Those Risks Set Forth Below. If Any Of These Risks Or Uncertainties Actually Occurs, Central Wireless’ Business, Financial Condition, And/Or Operating Results Could Be Materially Harmed. In That Case, The Trading Price Of Central Wireless’ Common Stock Could Decline.

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

We Have Been And Continue To Be Subject To A Working Capital Deficit And Incurred Losses From Operations

We had a working capital deficit of $1,707,525 at June 30, 2005. Because of this deficit, our ability to obtain additional funding will determine our ability to continue as a going concern. Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the years ended December 31, 2004 and 2003, we had a net loss of $212,384 and $5,306,199, respectively. For the six months ended June 30, 2005, we had a net loss of $601,090. In addition, our accumulated deficit was $10,468,092 at June 30, 2005. We will continue to experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in eliminating the working capital deficit, or reaching and maintaining profitable operations. If the working capital deficit continues, we may be required to cease operations.

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

We Have Been The Subject Of A Going Concern Opinion For Our Fiscal Years Ended December 31, 2004 And 2003 And For The Quarter Ended June 30, 2005 From Our Independent Auditors, Which Means That We May Not Be Able To Continue Operations Unless We Can Become Profitable Or Obtain Additional Funding

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the years ended December 31, 2004 and 2003 and for the quarter ended June 30, 2005, which states that the financial statements raise substantial doubt as to Central Wireless’ ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Based on our current budget assessment, we believe that we will need to obtain approximately $100,000 in additional debt or equity capital from one or more sources to fund operations for the next 12 months. These funds are expected to be obtained from the sale of securities.

Our Common Stock Is Deemed To Be “Penny Stock,” Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

•	With a price of less than $5.00 per share;

•	That are not traded on a “recognized” national exchange;

•	Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

•
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

Our Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly, Which Could Adversely Affect Investors’ Ability To Sell Shares Of Our Common Stock

There has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results, announcements by our competitors and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

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

Substantially All Of Our Assets Are Pledged To Secure Our Obligations To Certain Investors

Our lenders are comprised of a group of four accredited investors, who as of June 30, 2005, have purchased an aggregate of $2,075,000 in secured convertible debentures and warrants from Central Wireless under the 2001 Securities Purchase Agreement, the Letter Agreement, the 2002 Securities Purchase Agreement, August 2003 Securities Purchase Agreements, December 2003 Securities Purchase Agreement, April 2004 Securities Purchase Agreement, and the January 2005 Securities Purchase Agreement (collectively, the “Investment Documents”). All of the proceeds received from these persons have been exhausted by us. Pursuant to the terms contained in the Investment Documents, our obligations thereunder are secured by all of our assets until such obligations are paid in full. Accordingly, if we are unable to satisfy any of our obligations under the Investment Documents, our assets may be foreclosed upon and our business may be shut down.

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

Historically, there has been volatility in the market price for our common stock. Our quarterly operating results, the number of shareholders desiring to sell their share, changes in general conditions in the economy, the financial markets or the healthcare industry, or other developments affecting us or our competitors, could cause the market price of our common stock to fluctuate substantially. We expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors. Factors that may adversely affect our quarterly operating results include:

•	the announcement or introduction of new products by us and our competitors;

•	our ability to retain existing clients and attract new clients at a steady rate, and maintain client satisfaction;

•
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

We Could Fail To Attract Or Retain Key Personnel, Which Could Severely Impact Our Ability To Continue Operations

As of June 30, 2005, we are dependent upon our two full time employees, Kenneth W. Brand, our Chief Executive Officer, and Steven Troyan, our Vice President of Construction, to continue in the current performance of their current duties with Central Wireless. The stability and growth of Central Wireless would be significantly compromised if these persons were unable or unwilling to perform their responsibilities. At this time, we have not entered into employment agreements with any of our employees. If any of our employees terminate their relationship with us, Central Wireless would have to immediately find a suitable replacement, which may not be possible.

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

New Accounting Pronouncements

During the period ended September 30, 2006, the Company adopted the following accounting pronouncements which had no impact on the financial statements or results of operations:

•	SFAS No. 150, Accounting for certain Financial Instruments with Characteristics of both Liabilities and Equity.

•	SFAS No. 151, Inventory Costs

•	SFAS No. 152, Accounting for Real Estate

•	SFAS No. 153, Exchange of Non-monetary Assets

•	SFAS No. 154, Accounting Changes and Error Correction

•	SFAS No. 123(R), Share Based Payments

Plan Of Operations

In 2005, Central Wireless continues to seek a merger or acquisition of an existing operating company. The market for such merger and acquisitions is highly competitive and as of June 30, 2005, Central Wireless has not yet found a company to undertake such merger or acquisitions. As of the date of the filing of this report, Central Wireless has entered negotiations with an existing operating company to transact a share exchange transaction or a merger.

Results Of Operations

For The Three Months Ended June 30, 2005, Compared To The Three Months Ended June 30, 2004

Revenues. Revenues for the three months ended June 30, 2005 were $0 compared to $127,500 for the three months ended June 30, 2004, a decrease of $127,500 or 100%. The decrease in revenues in 2005 was attributable to no construction supervision of tower construction.

Cost Of Revenues. There was no cost of revenues for the three months ended June 30, 2005 as there were no revenue producing activities, compared to $5,599 for the same quarter in 2004, a decrease of $5,599 or 100%.

Gross Loss. There wax a $0 gross profit in the second three months of 2005 as there were no revenue producing activities, while the gross profit for the three months ended June 30, 2004 was $121,901, a decrease of $121,901 or 100%.

Operating Expenses. Operating expenses for the three months ended June 30, 2005 were $154,120 as compared to $250,609, for the three months ended June 31, 2004. The $96,489 decrease or 38.5% in operating expenses in 2005 was primarily attributable to decreased use of shares for services. During the second quarter 2005, the operating expenses consisted of $84,580 in other general and administrative expenses as compared to $227,109 in 2004, a decrease of $142,529 or 62.7%. There were $69,540 in consulting expenses in this quarter compared to $23,500 for the three months ended June 30, 2004, which is an increase of $46,040 or 195%

Interest Expense. Other expenses for the three months ended June 30, 2005 was $60,319, compared to $58,620 for the three months ended June 30, 2004, which is an increase of $1,699 or 2.8%. The total of $60,319 was interest expense owed on the outstanding convertible debentures. The increased interest expense was due to a higher amount of convertible debentures and interest being calculated using the default interest rate on the total debentures.

For The Six Months Ended June 30, 2005, Compared To The Six Months Ended June 30, 2004

Revenues. Revenues for the six months ended June 30, 2005 were $0 compared to $329,577 for the six months ended June 30, 2004, a decrease of $329,577 or 100%. The decrease in revenues in 2005 was attributable to no construction supervision of communication tower construction.

Cost Of Revenues. There was no cost of revenues for the six months ended June 30, 2005 as there were no revenue producing activities, compared to $173,332 for the same half year in 2004, a decrease of $173,332 or 100%.

Gross Loss. There wax a $0 gross profit in the first six months of 2005 as there were no revenue producing activities, while the gross loss for the six months ended March 31, 2004 was $156,245, a decrease of $156,245 or 100%.

Operating Expenses. Operating expenses for the six months ended June 30, 2005, was $235,643 as compared to $273,630, for the six months ended March 31, 2004. The $37,987 decrease or 13.9% in operating expenses in 2005 was primarily attributable to decreased use of consultants and legal fees. During the first half of 2005, the operating expenses consisted of $166,103 in other general and administrative expenses as compared to $217,380 in 2004, a decrease of $51,277 or 23.6%. There were $69,540 in consulting expenses in this quarter compared to $56,250 for the six months ended June 30, 2004, an increase of $13,290 or 23.6%

Interest Expense. Other expenses for the six months ended June 30, 2005, was $365,447, compared to $91,013 for the six months ended June 30, 2004, which represents an increase of $274,434 or 315.3%. The total of $365,447 was interest expense owed on the outstanding convertible debentures. The increased interest expense was due to a higher amount of convertible debentures and interest being calculated using the default interest rate on the total debentures.

Liquidity And Capital Requirements

Central Wireless had a net working capital deficit on June 30, 2005 of $1,707,525 compared to $487,469 in same period 2004, an increase of $1,220,056 or 250%. Current assets as of June 30, 2005 consisted mainly of cash equaling $6,725, and prepaid expenses of $26,835. Current liabilities consisted mainly of $753 of accounts payable and accrued liabilities, $71,483 due to stockholder and $1,668,849 as the current portion of convertible debentures.

Based on our current budget assessment, we believe that we will need to obtain approximately $1,000,000 in additional debt or equity capital from one or more sources to fund operations for the next 12 months. These funds are expected to be obtained from the sale of securities. However, no assurances can be given that Central Wireless will be successful in such activities. Should it not be, the accompanying financial statements will be materially affected and our ability to continue as a going concern could be severely hampered. We have relied on advances from Central Wireless’ CEO to pay our expenses.

Cash Flow From Operating Activities

Net cash used by Operating Activities for the six months ended June 30, 2005 was $223,153 compared to net cash used for the three months ended June 30, 2004 of $223,098, an increase of $55 or 0%.

Cash Flow From Financing Activities

Cash flows from financing activities for the six months ended June 30, 2005 and 2004 were $229,860 and $246,315, respectfully, a decrease of $16,455 or 6.68%. Cash provided for the six months ended June 30, 2005 was predominantly from the issuance of convertible debentures with the funds being used for the operation of the business.

Central Wireless entered into a Securities Purchase Agreement on January 31, 2005 with AJW Partners and New Millennium, which have previously purchased debentures from Central Wireless. Pursuant to the terms of the Securities Purchase Agreement, these entities have purchased a total of $250,000 of 12% convertible debentures from Central Wireless and warrants to purchase 750,000 shares of Central Wireless’ common stock. The convertible debentures have a two-year term and the warrants would have to be exercised within five years from 21 the date of issuance at an exercise price of $0.01. The debentures are convertible at the lesser of (i) $0.005 and (ii) 50% of the average of the three (3) lowest intra-day trading prices during the 20 trading day period ending one trading day prior to the date a conversion notice is sent by the holder.

The prior outstanding debentures of Central Wireless are convertible into shares of our common stock at the conversion price, which is calculated using the formula in the debentures. The conversion price is significantly lower than our common stock’s trading price on the Over-the-Counter Bulletin Board (the “OTCBB”) at any given time. The conversion price is equal to the lesser of (i) 50%, multiplied by the average of the lowest three trading prices for our common stock during the 20 trading days immediately prior to the notice of conversion, and (ii) a fixed conversion price ranging from $0.60 to $0.005. As of March 17, 2005, all outstanding debentures are in default. As a result of the related security agreements, the holders of the debentures could foreclose on all of Central Wireless’ assets and force us out of business.

Central Wireless entered into an Equity Line of Credit Agreement on October 24, 2003 with AJW Partners, AJW Qualified, AJW Offshore, New Millennium and Equilibrium (the “Investors”). Under the Equity Line of Credit Agreement, the Investors shall purchase up to $5,000,000 of Central Wireless’ common stock during 36 month commitment period. Central Wireless did not complete the related registration statement in the time frame as stated in the agreement. Accordingly, the agreement became invalid in 2004.

There is no guaranty that Central Wireless will be able to obtain additional financing from other sources on acceptable terms.

Central Wireless has incurred significant operating losses since inception. Also, Central Wireless has limited financial resources and is in default on its notes payable to shareholders. These factors raise substantial doubt about Central Wireless’ ability to continue as a going concern. Central Wireless needs to raise significant additional capital in order to continue as a going concern, as well as to pursue its business plan in the telecommunications market.

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

Default Upon Senior Securities

As of June 30, 2005, Central Wireless has convertible debentures in the amount of $1,668,849, plus accrued and unpaid interest was due, and Central Wireless was in default on payment of $1,668,849 of these debentures. Because we are in default under the debenture agreements and other conditions exist as defined in the agreements, a penalty may apply which would increase the amount due by at least 30% in excess of the amounts previously due under the agreement. We have not paid the principal, interest and penalties we owe under these debentures, and we do not have the money to pay off the outstanding balances of the debentures. The Investors (defined below) have not given notice to us of collection proceedings or other actions they intend to take with respect to the unpaid amounts.

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

The Investors

Our lenders are comprised of a group of four accredited investors who as of June 30, 2005, have purchased an aggregate of $2,075,000 in secured convertible debentures and warrants from Central Wireless under the 2001 Securities Purchase Agreement, the Letter Agreement, the 2002 Securities Purchase Agreement, August 2003 Securities Purchase Agreements, December 2003 Securities Purchase Agreement, April 2004 Securities Purchase Agreement, and the January 2005 Securities Purchase Agreement. All of the proceeds received from these persons have been exhausted by us.

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

- Amount Sold - As of June 30, 2005, we have sold an aggregate of $2,075,000 in secured convertible debentures to the Investors under the 2001 Securities Purchase Agreement, the Letter Agreement, the 2002 Securities Purchase Agreement, August 2003 Securities Purchase Agreements, December 2003 Securities Purchase Agreement, and April 2004 Securities Purchase Agreement and the January 2005 Securities Purchase Agreement.

- Interest Rate And Maturity - The interest rate on the debentures is 12%, or 15% if the debentures are in default. Outstanding principal as of December 31, 2004, which is currently in default, $14,315 due August 2002, $20,481 due April 2003, $8,000 due July 2003, $160,000 due September 2003, $200,000 due December 2003, $200,000 due August 2005, $125,000 due December 2005, $250,000 due May 2006, and $250,000 due January 31, 2007.

- Default - As of June 30, 2005, debentures totaling $1,668,849 are currently in default. The Investors have not informed us of any collection proceedings or other actions they intend to take with respect to the unpaid amounts.

- Conversion Feature - The debentures are convertible into shares of our common stock at the conversion price, which is calculated using the formula in the debentures. The conversion price is significantly lower than our common stock’s trading price on the OTCBB at any given time. The conversion price is equal to the lesser of (i) 50%, multiplied by the average of the lowest three trading prices for our common stock during the 20 trading days immediately prior to the notice of conversion, and (ii) a fixed conversion price ranging from $0.60 to $0.005.

- Anti-Dilution Provisions - If we sell shares of common stock for 24 consideration per share that is less than the conversion price, then the conversion price is decreased to equal the lower price per share. The number of shares issuable to the Investors is adjustable upon the issuance of dividends, the distribution of assets, mergers, consolidations, recapitalizations, and similar events.

- Dividends - We cannot distribute dividends in shares of stock or repurchase our shares without obtaining the Investors’ prior written consent.

- Borrowings - In general, we cannot borrow from sources other than the Investors while the debentures are outstanding, without obtaining the Investors’ prior written consent.

- Asset Sales - We cannot sell or otherwise dispose of any significant portion of our assets outside the ordinary course of business without obtaining the Investors’ prior written consent.

- Lending Restrictions - We cannot lend money or make advances to any person, including our officers and directors, and we cannot assume, guarantee endorse, or agree to purchase or become liable for another person’s obligations, except for transactions in the ordinary course of business.

- Creditors - We may not have filed for bankruptcy protection, had bankruptcy proceedings filed against us, had a judgment filed against us in excess of $50,000, or had an assignment for the benefit of creditors or apply for or consent to the appointment of a receiver or trustee for our properties or business.

- Default - If we fail to timely convert the debentures upon the Investors’ request, we owe $1,000 for each day beyond the deadline that we fail to comply. If we are in default under the debenture agreements and other conditions exist as defined in the agreements, a penalty may apply which would increase the amount due by at least 30% in excess of the amounts previously due under the agreement. The Investors have the right to convert the default amount into shares of common stock.

- Prepayment - If we prepay the debentures, we owe a prepayment penalty equal to 30% of the outstanding principal plus accrued interest, plus any default interest or penalties.

Covenants And Other Restrictions

- Reservation And Registration Of Shares - We must reserve 200% of the number of shares of common stock that could be issued to the Investors upon full conversion of the debentures and full exercise of the warrants, and file a registration statement covering this number of shares. The registration statement must remain effective and available for the Investors to resell the shares of common stock received upon conversion of the debentures and exercise of the warrants. If the number of shares of common stock registered at any given time is inadequate, we are obligated to file an amended or new registration statement covering additional shares of common stock. The process of preparing and filing a registration statement is a time-consuming, costly process. Furthermore, it is a default under our agreements with the Investors if the SEC does not declare the registration statement effective within 45 or 90 days of the date of the debentures and warrants were issued. Central Wireless filed a registration statement on Form SB-2 on December 31, 2003. This registration statement has not been declared effective by the SEC. As of June 30, 2005, we did not receive a default notice from the Investors in connection with the registration statement.

- Listing And Eligibility - Our common stock must remain listed on the OTCBB or an equivalent exchange, and must remain eligible to file a Form SB-2 or S-1 registration statement with the SEC.

- Mergers, Etc. - We are prohibited from merging or consolidating with or into another company or transferring all or substantially all of our assets to another company, without approval from the Investors.

- Lock Up Period - We cannot offer convertible debentures, warrants and other equity offerings similar to the securities sold under the 2002 Securities Purchase Agreement to any person without first offering such securities to the Investors, for a period beginning on July 12, 2002, and ending on the later of (i) 270 days from July 12, 2002, and (ii) 180 days from the date the registration statement is declared effective (the “Lock Up Period”). With certain exceptions, we also agreed not to conduct any equity financings (including debt with an equity component) during the period beginning on July 12, 2002, and ending two years after the end of the Lock-up Period unless we give the Investors an opportunity to participate in the offering on the same terms and conditions.

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

Warrants

As of June 30, 2005, we have sold warrants to purchase an aggregate of 3,077,500 shares of common stock to the Investors under the 2001 Securities Purchase Agreement, the Letter Agreement, the 2002 Securities Purchase Agreement, the August 2003 Securities Purchase Agreement, the December 2003 Securities Purchase Agreement, the April 2004 Securities Purchase Agreement, and the January 31, 2005 Securities Purchase Agreement. The warrants are exercisable for shares of our common stock at the exercise price, which, for shares sold under the Letter Agreement and the 2001 Securities Purchase Agreement, is calculated by a formula, and for shares sold under the 2002 Securities Purchase Agreement, is a fixed price of $0.20 per share. The exercise price for shares sold under the Letter Agreement and the 2001 Securities Purchase Agreement is $0.05 per share. The exercise price for the warrants issued under the August 2003 Securities Purchase Agreement, the December 2003 Securities Purchase Agreement, the April 2004 Securities Purchase Agreement, and the January 31, 2005 Securities Purchase Agreement is $0.01.

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

ITEM 3. CONTROLS AND PROCEDURES.

(A) Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer/Acting Principal Financial Officer (which is one person), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to produce a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Chief Executive Officer/Acting Principal Financial Officer (one person) have concluded that the Company's disclosure controls and procedures were, in fact, adequate and effective to ensure that material information relating to the Company that is required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in rules of the U. S. Securities and Exchange Commission (the “SEC”)) and accumulated and communicated to the Company's management, including its Chief Executive Officer/Acting Principal Financial Officer (one person), to allow timely decisions regarding required disclosure.

(B) Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter, the Company’s Chief Executive Officer/Acting Principal Financial Officer (one person) has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of June 30, 2005, Central Wireless has convertible debentures in the amount of $1,668,849, plus accrued and unpaid interest was due, and Central Wireless was in default on payment of $1,668,849 of these debentures. Because we are in default under the debenture agreements and other conditions exist as defined in the agreements, a penalty may apply which would increase the amount due by at least 30% in excess of the amounts previously due under the agreement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(A) EXHIBITS:

EXHIBIT NO.	DESCRIPTION	LOCATION
2.1	Asset Purchase Agreement dated June 28, 2002 by and among e resources inc, KRC Communications, Inc. and Keith Roy Chrismson	Incorporated by reference as Exhibit 2.1 to Form 8-K filed on July 12, 2002.

EXHIBIT NO.	DESCRIPTION	LOCATION
3.1	Articles of Incorporation, filed with the Utah Secretary of State on March 8, 1987	Incorporated by reference as Exhibit 3.1 to Form SB-2 filed on June 13, 2001.

3.2	Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on February 3, 1995	Incorporated by reference as Exhibit 3.2 to Form SB-2 filed on June 13, 2001.

3.3	Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on June 9, 1999	Incorporated by reference as Exhibit 3.3 to Form SB-2 filed on June 13, 2001.

3.4	Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on February 7, 2000	Incorporated by reference as Exhibit 3.4 to Form SB-2 filed on June 13, 2001.

3.5	Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on March 24, 2000	Incorporated by reference as Exhibit 3.5 to Form SB-2 filed on June 13, 2001.

3.6	Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on August 21, 2002	Incorporated by reference as Exhibit 3.6 to Form SB-2 filed on August 29, 2003.

3.7	First Amended and Restated Bylaws of Central Wireless	Incorporated by reference as Exhibit 3.7 to Form 10-KSB filed on May 8, 2002.

3.8	Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State in October, 2003	Incorporated by reference as Exhibit 3.8 to Form 10-QSB filed on November 18, 2003.

10.1	Securities Purchase Agreement, dated August 19, 2003 by and among the Company, AJW Offshore, Ltd., and AJW Qualified Partners, LLC	Incorporated by reference as Exhibit 10.20 to Form 10-QSB filed on November 18, 2003.

10.2	Form of Secured Convertible Debenture, dated August 19, 2003	Incorporated by reference as Exhibit 10.21 to Form 10-QSB filed on November 18, 2003.

EXHIBIT NO.	DESCRIPTION	LOCATION
10.3	Form of Stock Purchase Warrant, dated August 19, 2003	Incorporated by reference as Exhibit 10.22 to Form 10-QSB filed on November 18, 2003.

10.4	Registration Rights Agreement, dated August 19, 2003 by and among the Company, AJW Offshore, Ltd., and AJW Qualified Partners, LLC	Incorporated by reference as Exhibit 10.23 to Form 10-QSB filed on November 18, 2003.

10.5	Security Agreement, dated August 19, 2003 by and among the Company, AJW Offshore, Ltd., and AJW Qualified Partners, LLC	Incorporated by reference as Exhibit 10.24 to Form 10-QSB filed on November 18, 2003.

10.6	Intellectual Property Security Agreement, dated August 19, 2003 by and among the Company, AJW Offshore, Ltd., and AJW Qualified Partners, LLC	Incorporated by reference as Exhibit 10.25 to Form 10-QSB filed on November 18, 2003.

10.7
Registration Rights Agreement, dated October 24, 2003 by and among the Company, AJW Partners, LLC, AJW Offshore, Ltd., and AJW Qualified Partners, LLC, New Millennium Capital Partners II, LLC and Equilibrium Equity, LLC
Incorporated by reference as Exhibit 10.26 to Form 10-QSB filed on November 18, 2003.

10.8
Private Equity Line Funds Escrow Agreement, dated October 24, 2003 by and among the Company, AJW Partners, LLC, AJW Offshore, Ltd., and AJW Qualified Partners, LLC, New Millennium Capital Partners II, LLC and Equilibrium Equity, LLC and Naccarato & Associates
Incorporated by reference as Exhibit 10.27 to Form 10-QSB filed on November 18, 2003.

10.9
Private Equity Line of Credit Agreement, dated October 24, 2003 by and among the Company, AJW Partners, LLC, AJW Offshore, Ltd., and AJW Qualified Partners, LLC, New Millennium Capital Partners II, LLC and Equilibrium Equity, LLC
Incorporated by reference as Exhibit 10.28 to Form 10-QSB filed on November 18, 2003.

EXHIBIT NO.	DESCRIPTION	LOCATION
10.10	Securities Purchase Agreement, dated December 15, 2003 by and among the Company, AJW Partners, LLC, and New Millennium Capital Partners II, LLC	Incorporated by reference as Exhibit 10.29 to Form SB-2 filed on December 31, 2003.

10.11	Form of Secured Convertible Debenture, dated December 15, 2003	Incorporated by reference as Exhibit 10.30 to Form SB-2 filed on December 31, 2003.

10.12	Form of Stock Purchase Warrant, dated December 15, 2003	Incorporated by reference as Exhibit 10.31 to Form SB-2 filed on December 31, 2003.

10.13	Registration Rights Agreement, dated December 15, 2003 by and among the Company, AJW Partners, LLC, and New Millennium Capital Partners II, LLC	Incorporated by reference as Exhibit 10.32 to Form SB-2 filed on December 31, 2003.

10.14	Security Agreement, dated December 15, 2003 by and among the Company, AJW Partners, LLC, and New Millennium Capital Partners II, LLC	Incorporated by reference as Exhibit 10.33 to Form SB-2 filed on December 31, 2003.

10.15	Intellectual Property Security Agreement, dated December 15, 2003 by and among the Company, AJW Partners, LLC, and New Millennium Capital Partners II, LLC	Incorporated by reference as Exhibit 10.34 to Form SB-2 filed on December 31, 2003.

10.16	Securities Purchase Agreement, April 30, 2004 by and among the Company, AJW Offshore, Ltd., and AJW Qualified Partners, LLC	Incorporated by reference as Exhibit 10.35 to Form 10-QSB filed on May 17, 2004.

10.17	Form of Secured Convertible Debenture, April 30, 2004	Incorporated by reference as Exhibit 10.36 to Form 10-QSB filed on May 17, 2004.

10.18	Form of Stock Purchase Warrant, April 30, 2004	Incorporated by reference as Exhibit 10.37 to Form 10-QSB filed on May 17, 2004.

EXHIBIT NO.	DESCRIPTION	LOCATION
10.19	Registration Rights Agreement, April 30, 2004 by and among the Company, AJW Offshore, Ltd., and AJW Qualified Partners, LLC	Incorporated by reference as Exhibit 10.38 to Form 10-QSB filed on May 17, 2004.

10.20	Security Agreement, April 30, 2004 by and among the Company, AJW Offshore, Ltd., and AJW Qualified Partners, LLC	Incorporated by reference as Exhibit 10.39 to Form 10-QSB filed on May 17, 2004.

10.21	Intellectual Property Security Agreement, April 30, 2004 by and among the Company, AJW Offshore, Ltd., and AJW Qualified Partners, LLC	Incorporated by reference as Exhibit 10.40 to Form 10-QSB filed on May 17, 2004.

10.22	Securities Purchase Agreement, dated January 31, 2005 by and among the Company, AJW Offshore, Ltd., and AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLC	Incorporated by reference as Exhibit 10.41 to Form 8-K filed on February 24, 2005.

10.23	Form of Callable Secured Convertible Debenture, dated January 31, 2005	Incorporated by reference as Exhibit 10.42 to Form 8-K filed on February 24, 2005.

10.24	Form of Warrant, dated January 31, 2005	Incorporated by reference as Exhibit 10.43 to Form 8-K filed on February 24, 2005.

10.25	Registration Rights Agreement, dated January 31, 2005 by and among the Company, AJW Partners, LLC, AJW Offshore, Ltd., and AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLC	Incorporated by reference as Exhibit 10.44 to Form 8-K filed on February 24, 2005.

10.26	Security Agreement, dated January 31, 2005 by and among the Company, AJW Partners, LLC, AJW Offshore, Ltd., and AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLC	Incorporated by reference as Exhibit 10.45 to Form 8-K filed on February 24, 2005.

10.27
Intellectual Property Security Agreement, dated January 31, 2005 by and among the Company, AJW Partners, LLC, AJW Offshore, Ltd., and AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLC
Incorporated by reference as Exhibit 10.46 to Form 8-K filed on February 24, 2005.

EXHIBIT NO.	DESCRIPTION	LOCATION
10.28	Asset Purchase Agreement dated October 14, 2003 between Central Wireless and Diversified Management, L.L.C.	Incorporated by reference as Exhibit 10.47 to Form 10-QSB filed on November 18, 2003.

10.29	Letter of Agreement between Central Wireless, Inc. and Alliance Towers, Inc.	Incorporated by reference as Exhibit 10.48 to Form 10-QSB filed on May 17, 2004.

10.30	Share Exchange Agreement effective as of February 20, 2003 by and among Central Wireless, Inc., Kenneth W. Brand, Robert Sandburg and Michael Delin	Incorporated by reference as Exhibit 10.49 to Form 8-K filed on March 6, 2003.

14.1	Code of Ethics	Incorporated by reference as Exhibit 14.1 to Form 10-QSB filed on May 17, 2004.

31.1	Certification by Chief Executive Officer/Acting Principal Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 19, 2007	By:	/s/ Kenneth W. Brand
Name: Kenneth W. Brand Title: Chief Executive Officer and Acting Principal Financial Officer