Form 10QSB
period 2005-09-30
CENTRAL WIRELESS INC
filed 2007-01-22
CIK 814070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CENTRAL WIRELESS, INC.
Balance Sheet
September 30, 2005
(Unaudited)

ASSETS
Current assets:
Cash	$1,873
Prepaid expense and other current assets	6,420

Total current assets	8,293

Total assets	$8,293

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$3,123
Due to stockholder	67,767
Convertible debentures	1,731,431

Total current liabilities	1,802,321

Commitments and contingencies	—

Shareholders’ deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued an outstanding	—
Common stock, $.0001 par value; 2,000,000,000 shares authorized, 861,492,452 shares issued and outstanding at September 30, 2005	861,492
Additional paid-in capital	7,899,075
Accumulated deficit	(10,554,595)
Total shareholders’ deficit	(1,794,028)
Total liabilities and shareholders’ deficit	$8,293

The Accompanying Notes Are an Integral Part of These Financial Statements.

CENTRAL WIRELESS, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues	$—	$60,185	$—	$389,762
Cost of sales	—	—	—	173,334

Gross loss	—	60,185	—	216,428
Operating expenses
Bad debt expense	—	315,253	—	315,253
Professional and consulting	23,638	11,810	93,178	68,060
General and administrative	33	59,085	166,136	276,463

Total operating expenses	23,671	386,148	259,314	659,776

Loss from operations	(23,671)	(325,963)	(259,314)	(443,348)

Other expense
Interest expense	(62,832)	(52,215)	(428,279)	(143,228)

Loss before income taxes	(86,503)	(378,178)	(687,593)	(586,576)
	—	—	—	—

Net loss	$(86,503)	$(378,178)	$(687,593)	$(586,576)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	861,492,452	821,492,452	841,492,452	804,972,230

The Accompanying Notes Are an Integral Part of These Financial Statements.

CENTRAL WIRELESS, INC.
Condensed Statement of Stockholder’s Deficit
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Deficit
	Number of Shares	Amount

Balance, December 31, 2004	821,492,452	$821,492	$7,649,075	$(9,867,002)	$(1,396,435)

Beneficial conversion feature on convertible debentures and related warrants	—	—	250,000	—	250,000

Common stock issued for services	40,000,000	40,000	—	—	40,000

Net loss	—	—	—	(687,593)	(687,593)
Balance, September 30, 2005	861,492,452	$861,492	$7,899,075	$(10,554,595)	$(1,794,028)

The Accompanying Notes Are an Integral Part of These Financial Statements.

CENTRAL WIRELESS, INC.
Statements of Cash Flows
(Unaudited)

	For The Nine Months Ended September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(687,593)	$(586,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	40,000	24,000
Accretion of discount on convertible debentures	250,000	10,394
Beneficial conversion feature on convertible debentures and related warrants	—	7,950

Changes in operating assets and liabilities:
Accounts receivable	—	(2,762)
Costs and estimated earnings in excess of billings on uncompleted contracts	—	15,440
Prepaid expenses	(6,420)	1,565
Inventory	127,750	30,000
Accounts payable and accrued expenses	51,974	216,333
Net cash used in operating activities	(224,289)	(283,656)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in due to stockholder	(23,856)	29,915
Proceeds from issuance of convertible debentures	250,000	250,000
Net cash used in investing activities	226,144	279,915

Net decrease in cash	1,855	(3,741)
Cash, beginning of period	18	4,467

Cash, end of period	$1,873	$726

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—

Cash paid for interest	$—	$15,000

Schedule for non-cash operating, investing and financing activities:
Conversion of debentures to common stock	$—	$213,516
Accrued interest added to principal on convertible debt	$—	$39,888

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of September 30, 2005 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

The Company granted no warrants or options to employees for compensation for the nine months ended September 30, 2005.

NOTE 2. INVENTORY

Inventory - Inventory is stated at the lower of cost or market. Cost is principally determined by using the average cost method. Inventory consists of disassembled steel towers held for future construction and sale or lease.

The Company’s management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required. The Company has recorded a market valuation adjustment of $127,750 against its inventory of September 30, 2005.

NOTE 3. CONVERTIBLE DEBENTURES

During January 2005, the Company issued convertible debentures totaling $250,000 payable to stockholders, collateralized by the Company’s assets, with interest payable quarterly at a rate of 8%, increasing to 15% on default, maturing January 2007. The debenture is convertible at the lesser of $0.005 or 50% of the lowest three bid prices over the twenty trading days prior to conversions. The debenture has 750,000 attached warrants to purchase the Company’s common stock at $0.005 per share which vest immediately and expire January 2010. As of September 30, 2005, the Company is in default on all the convertible debentures, including the January 2005 debenture. Accordingly, the Company fully accreted the estimated value of the conversion feature and warrants related to the new debenture as interest expense totaling $250,000.

NOTE 4. RELATED PARTY TRANSACTIONS

Due to stockholder - Due to stockholder totaling $67,767 consists of accrued compensation and unreimbursed expense to the Company’s CEO and stockholder.

NOTE 5. GOING CONCERN

The Company incurred a net loss from operations of approximately $687,000 for the nine months ended September 30, 2005. The Company’s current liabilities exceed its current assets by approximately $1,794,000. The Company is currently in default on all convertible debentures as of September 30, 2005. Additionally, the Company will no longer receive revenue from contracts or services from its sole customer, Alliance. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company is actively seeking a merger with an existing operating company in order to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6. SUBSEQUENT EVENTS

During 2006, the Company disposed of its investment in its unconsolidated subsidiary, Alliance Towers. As the carrying amount on April 27, 2005 was $0, the disposition will not have a significant impact on the financial statements.

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

Employees

As of September 30, 2005, we employed one full-time employee, Kenneth W. Brand. We consider our relations with our employee to be good.

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

We Have Been And Continue To Be Subject To A Working Capital Deficit And Incurred Losses From Operations

We had a working capital deficit of $1,794,028 at September 30, 2005. Because of this deficit, our ability to obtain additional funding will determine our ability to continue as a going concern. Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the years ended December 31, 2004 and 2003, we had a net loss of $212,384 and $5,306,199, respectively. For the nine months ended September 30, 2005, we had a net loss of $687,593. In addition, our accumulated deficit was $10,554,595 at September 30, 2005. We will continue to experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in eliminating the working capital deficit, or reaching and maintaining profitable operations. If the working capital deficit continues, we may be required to cease operations.

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

We Have Been The Subject Of A Going Concern Opinion For Our Fiscal Years Ended December 31, 2004 And 2003 And For The Year Ended September 30, 2005 From Our Independent Auditors, Which Means That We May Not Be Able To Continue Operations Unless We Can Become Profitable Or Obtain Additional Funding

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the years ended December 31, 2004 and 2003 and for the year ended September 30, 2005, which states that the financial statements raise substantial doubt as to Central Wireless’ ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Based on our current budget assessment, we believe that we will need to obtain approximately $100,000 in additional debt or equity capital from one or more sources to fund operations for the next 12 months. These funds are expected to be obtained from the sale of securities.

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

Substantially All Of Our Assets Are Pledged To Secure Our Obligations To Certain Investors

Our lenders are comprised of a group of four accredited investors, who as of September 30, 2005, have purchased an aggregate of $2,075,000 in secured convertible debentures and warrants from Central Wireless under the 2001 Securities Purchase Agreement, the Letter Agreement, the 2002 Securities Purchase Agreement, August 2003 Securities Purchase Agreements, December 2003 Securities Purchase Agreement, April 2004 Securities Purchase Agreement, and the January 2005 Securities Purchase Agreement (collectively, the “Investment Documents”). All of the proceeds received from these persons have been exhausted by us. Pursuant to the terms contained in the Investment Documents, our obligations thereunder are secured by all of our assets until such obligations are paid in full. Accordingly, if we are unable to satisfy any of our obligations under the Investment Documents, our assets may be foreclosed upon and our business may be shut down.

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

We Could Fail To Attract Or Retain Key Personnel, Which Could Severely Impact Our Ability To Continue Operations

As of September 30, 2005, we are dependent upon our full time employees, Kenneth W. Brand, our Chief Executive Officer, to continue in the current performance of their current duties with Central Wireless. The stability and growth of Central Wireless would be significantly compromised if these persons were unable or unwilling to perform their responsibilities. At this time, we have not entered into employment agreements with any of our employees. If any of our employees terminate their relationship with us, Central Wireless would have to immediately find a suitable replacement, which may not be possible.

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

Results Of Operations

For The Three Months Ended September 30, 2005, Compared To The Three Months Ended September 30, 2004

Revenues. Revenues for the three months ended September 30, 2005 were $0 compared to $60,185 for the three months ended September 30, 2004, a decrease of $60,185 or 100%. The decrease in revenues in 2005 was attributable to no construction supervision of tower construction.

Cost Of Revenues. There was no cost of revenues for the three months ended September 30, 2005 or for the same quarter in 2004.

Gross Loss. There was a $0 gross profit in the third three months of 2005 as there were no revenue producing activities, while the gross profit for the three months ended September 30, 2004 was $60,185, a decrease of $60,185 or 100%.

Operating Expenses. Operating expenses for the three months ended September 30, 2005 were $23,671 as compared to $386,148, for the three months ended September 30, 2004. The $362,477 decrease or 93.9% in operating expenses in 2005 was primarily attributable to termination of our operations. During the third quarter 2005, the operating expenses consisted of $33 in other general and administrative expenses as compared to $59,085 in 2004, a decrease of $59,052 or 99%. There was $23,638 in consulting expenses in this quarter compared to $11,810 for the three months ended September 30, 2004, which is an increase of $11,828 or 100%

Interest Expense. Other expenses for the three months ended September 30, 2005 was $62,832, compared to $52,215 for the three months ended September 30, 2004, which is an increase of $10,617 or 20.3%. The total of $62,832 was interest expense owed on the outstanding convertible debentures. The increased interest expense was due to a higher amount of convertible debentures and interest being calculated using the default interest rate on the total debentures.

For The Nine Months Ended September 30, 2005, Compared To The Nine Months Ended September 30, 2004

Revenues. Revenues for the nine months ended September 30, 2005 were $0 compared to $389,762 for the nine months ended September 30, 2004, a decrease of $389,762 or 100%. The decrease in revenues in 2005 was attributable to no construction supervision of communication tower construction.

Cost Of Revenues. There was no cost of revenues for the nine months ended September 30, 2005 as there were no revenue producing activities, compared to $173,334 for the same half year in 2004, a decrease of $173,334 or 100%.

Gross Profit. There was a $0 gross profit in the first nine months of 2005 as there were no revenue producing activities, while the gross profit for the nine months ended September 30, 2004 was $216,428, an increase of $216,428 or 100%.

Operating Expenses. Operating expenses for the nine months ended September 30, 2005, was $259,314 as compared to $659,776, for the nine months ended September 30, 2004. The $400,462 decrease or 60.7% in operating expenses in 2005 was primarily attributable to the termination of our operations. During the first three quarters of 2005, the operating expenses consisted of $166,136 in other general and administrative expenses as compared to $276,463 in 2004, a decrease of $110,327 or 39.9%. There were $93,178 in consulting expenses in this period compared to $68,060 for the nine months ended September 30, 2004, an increase of $25,118 or 36.9%

Interest Expense. Other expenses for the nine months ended September 30, 2005, was $428,279, compared to $143,228 for the nine months ended September 30, 2004, an increase of $285,051 or 199%. The total of $428,279 was interest expense owed on the outstanding convertible debentures. The increased interest expense was due to a higher amount of convertible debentures and interest being calculated using the default interest rate on the total debentures.

Liquidity And Capital Requirements

Central Wireless had a net working capital deficit on September 30, 2005 of $1,794,028 compared to $1,231,873 in same period 2004, an increase of $562,155 or 45.6%. Current assets as of September 30, 2005 consisted of cash equaling $1,873, and prepaid expenses of $6,420. Current liabilities consisted of $3,123 of accounts payable and accrued liabilities, $67,767 due to stockholder and $1,731,431 as the current portion of convertible debentures.

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

Cash Flow From Operating Activities

Net cash used by Operating Activities for the nine months ended September 30, 2005 was $224,289 compared to net cash used for the nine months ended September 30, 2004 of $283,656, a decrease of $59,367 or 20.9%.

Cash Flow From Financing Activities

Cash flows from financing activities for the nine months ended September 30, 2005 and 2004 were $226,144 and $279,915, respectively, a decrease of $53,771 or 19.2%. Cash provided for the nine months ended September 30, 2005 was predominantly from the issuance of convertible debentures with the funds being used for the operation of the business.

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

To continue operations for the next 12 months, Central Wireless needs to obtain $100,000, for working capital. It is unlikely that revenues generated by Central Wireless will be sufficient to generate these funds and, therefore, Central Wireless will require outside financing. Central Wireless intends to obtain some of this funding from outside equity or debt funding and some from company-generated revenue. There is a substantial likelihood that Central Wireless could fail to meet both its long-term and short-term capital requirements over the next 12 months.

During January 2005, Central Wireless entered into an Accounts Receivable Purchase Agreement with Bottom Line Advisors, Inc. whereby Bottom Line Advisors, Inc. paid $25,000 and 134,065,000 shares of restricted common stock of Alliance Towers, Inc. in exchange for accounts receivable from Alliance Towers, Inc. in the amount of $398,567.39.

Default Upon Senior Securities

As of September 30, 2005, Central Wireless is in default on payment of $1,731,431 of these debentures. Because we are in default under the debenture agreements and other conditions exist as defined in the agreements, a penalty may apply which would increase the amount due by at least 30% in excess of the amounts previously due under the agreement. We have not paid the principal, interest and penalties we owe under these debentures, and we do not have the money to pay off the outstanding balances of the debentures. The Investors have not given notice to us of collection proceedings or other actions they intend to take with respect to the unpaid amounts.

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

The Investors

Our lenders are comprised of a group of four accredited investors who as of September 30, 2005, have purchased an aggregate of $2,075,000 in secured convertible debentures and warrants from Central Wireless under the 2001 Securities Purchase Agreement, the Letter Agreement, the 2002 Securities Purchase Agreement, August 2003 Securities Purchase Agreements, December 2003 Securities Purchase Agreement, April 2004 Securities Purchase Agreement, and the January 2005 Securities Purchase Agreement. All of the proceeds received from these persons have been exhausted by us.

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

- Amount Sold - As of September 30, 2005, we have sold an aggregate of $2,075,000 in secured convertible debentures to the Investors under the 2001 Securities Purchase Agreement, the Letter Agreement, the 2002 Securities Purchase Agreement, August 2003 Securities Purchase Agreements, December 2003 Securities Purchase Agreement, and April 2004 Securities Purchase Agreement and the January 2005 Securities Purchase Agreement.

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

- Default - As of September 30, 2005, debentures totaling $1,227,796 are currently in default. The Investors have not informed us of any collection proceedings or other actions they intend to take with respect to the unpaid amounts.

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

Covenants And Other Restrictions

- Reservation And Registration Of Shares - We must reserve 200% of the number of shares of common stock that could be issued to the Investors upon full conversion of the debentures and full exercise of the warrants, and file a registration statement covering this number of shares. The registration statement must remain effective and available for the Investors to resell the shares of common stock received upon conversion of the debentures and exercise of the warrants. If the number of shares of common stock registered at any given time is inadequate, we are obligated to file an amended or new registration statement covering additional shares of common stock. The process of preparing and filing a registration statement is a time-consuming, costly process. Furthermore, it is a default under our agreements with the Investors if the SEC does not declare the registration statement effective within 45 or 90 days of the date of the debentures and warrants were issued. Central Wireless filed a registration statement on Form SB-2 on December 31, 2003. This registration statement has not been declared effective by the SEC. As of September 30, 2005, we did not receive a default notice from the Investors in connection with the registration statement.

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

Warrants

- Amount Sold - As of September 30, 2005, we have sold warrants to purchase an aggregate of 3,077,500 shares of common stock to the Investors under the 2001 Securities Purchase Agreement, the Letter Agreement, the 2002 Securities Purchase Agreement, the August 2003 Securities Purchase Agreement, the December 2003 Securities Purchase Agreement, the April 2004 Securities Purchase Agreement, and the January 31, 2005 Securities Purchase Agreement. The warrants are exercisable for shares of our common stock at the exercise price, which, for shares sold under the Letter Agreement and the 2001 Securities Purchase Agreement, is calculated by a formula, and for shares sold under the 2002 Securities Purchase Agreement, is a fixed price of $0.20 per share. The exercise price for shares sold under the Letter Agreement and the 2001 Securities Purchase Agreement is $0.05 per share. The exercise price for the warrants issued under the August 2003 Securities Purchase Agreement, the December 2003 Securities Purchase Agreement, the April 2004 Securities Purchase Agreement, and the January 31, 2005 Securities Purchase Agreement is $0.01.

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

ITEM 3. CONTROLS AND PROCEDURES.

(A) Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer/Acting Principal Financial Officer (which is one person), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to produce a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Chief Executive Officer/Acting Principal Financial Officer (one person) have concluded that the Company's disclosure controls and procedures were, in fact, adequate and effective to ensure that material information relating to the Company that is required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in rules of the U. S. Securities and Exchange Commission (the “SEC”) and accumulated and communicated to the Company's management, including its Chief Executive Officer/Acting Principal Financial Officer (one person), to allow timely decisions regarding required disclosure.

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

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of September 30, 2005, Central Wireless is in default on payment of $1,731,431 of convertible debentures. Because we are in default under the debenture agreements and other conditions exist as defined in the agreements, a penalty may apply which would increase the amount due by at least 30% in excess of the amounts previously due under the agreement.

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