Form 10KSB
period 2005-12-31
CENTRAL WIRELESS INC
filed 2007-01-24
CIK 814070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

COMMISSION FILE NUMBER 33-14065

CENTRAL WIRELESS, INC.
(Name of Small Business Issuer in its Charter)

UTAH	87-0476117
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer
Organization)	Identification No.)

2040 BISPHAM RD, SARASOTA, FLORIDA	34231
(Address of principal Executive Offices)	(Zip Code)

(941) 929-1534	(941) 929-1476
(Issuer’s Facsimile Number)	(Issuer’s Telephone Number)

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK-$.001 PAR VALUE
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this Form 10-KSB. Yes ☒  No ☐

Issuer’s revenue for its most recent fiscal year: $0.

The approximate aggregate market value of the 1,106,867,450 shares of voting stock held by non- affiliates of the registrant as of January 23, 2007, based on the average of the closing bid and asked prices of one share of the Common Stock of the Company ($0.0001), as reported on January 23, 2007 was $110,686.70.

As of January 23, 2007 Central Wireless had 1,954,192,451 shares of common stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

i

FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains “forward-looking statements” relating to Central Wireless, Inc. (“Central Wireless” or the “Company”) which represent Central Wireless’ current expectations or beliefs including, but not limited to, statements concerning Central Wireless’ operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipation”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of Central Wireless to continue its growth strategy and competition, certain of which are beyond Central Wireless’ control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

PART I

INTRODUCTORY NOTE

ITEM 1. DESCRIPTION OF BUSINESS

Business Development and History

Central Wireless, Inc. (“Central Wireless” or the “Company”) (and formerly e resources inc, Dryden Industries, Inc., Dry Dairy International, Inc., and Wonder Capital, Inc.), was incorporated under the laws of the state of Utah on March 6, 1987. Our company was originally formed as an acquisition vehicle to acquire privately held business entities and aggregate them in order to maximize the value of their combined equity.

Our company engaged in a public offering of its securities and on February 11, 1988, we closed our initial public offering having sold 1,990,000 units at the offering price of $0.10 per unit. We subsequently attempted to conduct various businesses, but were unsuccessful in our efforts.

In 2000 and 2001, our company (then e resources inc) provided video production and streaming services and sold healthcare products over the internet. These businesses proved to be unsuccessful and in January 2002, we ceased operations. We resumed operations in July 2002, after changing our business strategy and entering the telecommunications industry by acquiring assets consisting primarily of nine contracts to build telecommunications towers capable of transmitting broadband, cellular and other wireless signals from KRC Communications. In July 2002, we began construction on three towers.

On February 20, 2003, Central Wireless entered into a share exchange agreement to exchange 100,000,000 shares of Central Wireless stock for 100,000,000 shares of Alliance Towers, Inc. from the personal holdings of Robert Sandburg, Kenneth W. Brand and Michael S. Delin. The exchange was considered in the best interest of the Company. The acquired shares of Alliance Towers, Inc. were acquired for possible investment purposes in the future and to align Central Wireless with Alliance Towers. Additionally, Central Wireless and Alliance Towers, Inc. entered into a Letter of Agreement, dated April 11, 2003, to perform design and construction services for Alliance Towers, Inc.  Pursuant to the agreement, Alliance Towers’ construction plans would include Central Wireless doing the site acquisition for the Company and also construction management of the tower(s) being built for Alliance Towers. Estimated revenues from each tower include $8,500 for site acquisition, $1,500 to $5,000 for zoning services and $20,000 construction management fee, for a total of approximately $30,000 to $33,500 per tower.

During 2003, we have performed site acquisition work and construction management for three towers facilities, all for Alliance Towers. In 2004, we completed site acquisition and construction services on a fourth site for Alliance Towers.

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

In June 2005, the Company disposed of its investment in Alliance Towers. Alliance Towers was the Company’s main client, and this resulted in the loss of the Company’s client and the Company ceased its operations.

The Company has been attempting to enter into a merger transaction or to acquire existing operating company. The market for such merger and acquisitions is highly competitive. As of the date of the filing of this report, Central Wireless has entered negotiations with an existing operating company to transact a share exchange transaction or a merger.

Our Fees

When the Company was operation, it charged fees for the work performed in the following manner. Billing was done in installments, at each stage of construction. Depending on the work being performed, we billed our customers at a fixed price, or on a time and materials basis. The cost of our services depended upon the extent of site acquisition, design and engineering services, the type of tower being constructed, the cost of materials, the height and location of the tower, and special factors.

Engineering, Consulting And Design Services

We were able to provide engineering, consulting and design services for the towers we construct. Each tower was designed and engineered based upon the intended use of the tower by the customer, the location of the tower, signal capabilities, and the terrain.

Site Acquisition And Zoning Services

We believed tower location was essential to providing clear signal transmission. We assisted our customers in locating suitable real properties for tower development projects, and in negotiating the lease or purchase of those locations. We had experience in identifying appropriate sites for telecommunications towers, and we assisted our clients with site acquisition. We also assisted our customers in obtaining FAA, state and local regulatory approval, and worked closely with the local zoning authorities to obtain any required permits.

Research And Development

Due to the nature of our business, we did not expend a material amount of funds on research and development.

Marketing And Promotion

In the fiscal year 2005, we did not spend a material amount on marketing and promotion. In 2005 we marketed Central Wireless within the telecommunications industry through our management’s network of industry relationships, and promoted Central Wireless at industry trade shows.

Regulatory Matters

Both the Federal Aviation Administration (the “FAA”) and the Federal Communications Commission (the “FCC”) regulate telecommunications towers used for broadband and other wireless communications. The FAA regulations govern many aspects of tower construction. The location and height of towers may be limited by FAA regulations. These regulations are intended to insure that the towers and antennas will not interfere with nearby airports and airplane traffic.

The FCC separately regulates and licenses wireless communications devices operating on telecommunications towers based upon the particular frequency used. These regulations affect the owners of the equipment placed on the towers, so unless we own or operate towers, we are not subject to FCC regulations. However, some of our customers were subject to FCC regulations.

During construction of towers, we had to comply with state and local regulations, including zoning local requirements for each tower we constructed. We assisted our clients in obtaining the requisite approval and guided them through the zoning process.

Environmental Matters

The construction process of tower is subject to regulations promulgated under the National Environmental Policy Act of 1969. During construction, various federal, state and local environmental regulations were taken into consideration, including regulations relating to the use, storage, disposal, emission and remediation of, and exposure to, hazardous and non-hazardous substances, materials, and waste. Environmental assessments were routinely performed as a part of the construction process.

We believe that the nature of our business had the potential to expose the Company to environmental liability under various federal, state and local regulations. This liability may exist even if we did not cause the contamination, or if we no longer own or operate the contaminated property. The costs which we may be held liable for include, but are not limited to, the expense of investigation of potential environmental contamination, and removal or remediation of soil and groundwater contaminated by hazardous substances or wastes. We were not notified of any environmental claims or proceedings against us, and we believe such claims do not exist at present time.

Competition

We competed with both small and large companies on a national basis. Our competitors included companies offering built-to-suit towers, and companies offering lease space in towers already constructed. Some of our largest competitors included American Tower Corporation, Pinnacle Holdings, Inc., SBA Communications, Inc., and Crown International. These competitors in particular, and most of our other competitors, have significantly greater resources than we do.

Suppliers

We purchased prefabricated tower and antennae components from a variety of suppliers on an as-needed basis for each tower we construct. In the past, we have not experienced any difficulties in obtaining tower components, which have generally been readily available when needed at competitive prices.

Employees

As of December 31, 2005, we had one full-time employee, Kenneth W. Brand, Chief Executive Office and Acting Principal Financial Officer. Our employee is not covered by a collective bargaining agreement and we consider our relations with our employee to be good.

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

Risks Related To Our Business

We Have Historically Lost Money And Losses May Continue In The Future, Which Could Severely Impact Our Ability To Continue Operations

We have historically lost money in prior years. For the fiscal year ended December 31, 2005, we had sustained losses of $790,494. For the year ended December 31, 2004, we sustained losses of $212,384. Future losses are likely to occur. Our independent auditors have noted that our Company may not have significant cash or other material assets to cover its operating costs and to allow it to continue as a going concern as described in the following paragraph. Our ability to obtain additional funding will determine our ability to continue as a going concern. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.

We Have Been The Subject Of A Going Concern Opinion From Our Independent Auditors, Which Could Severely Impact Our Ability To Continue Operations

The Company incurred a net loss of approximately $212,384 for the year ended December 31, 2004 the $790,000 for the year ended December 31, 2005. The Company’s current liabilities exceed its current assets by approximately $1,897,000 as of December 31, 2005. Our independent auditors have added explanatory paragraphs to their audit opinions issued in connection with the 2005 and 2004 financial statements which states that our Company is dependent on outside financing and has had losses since inception that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We Are Currently In Default On Our Convertible Debentures, Which Could Result In Foreclosure On Substantially All Of Our Assets

We are currently in default on our obligations under certain convertible debentures purchased by AJW Partners, AJW Qualified, AJW Offshore and New Millennium (the “Investors”). Pursuant to the terms of these convertible debentures, the Investors may apply a penalty to our Company if we are in default which would increase the amount due to the Investors by at least 30%. This penalty is currently being applied. Our Company has not paid any principal, interest and/or penalties owed under the convertible debentures, nor do we have the funds available to payoff the outstanding balances of the convertible debentures. In connection with the convertible debentures, we entered into security agreements, in which our Company granted a security interest to the investors covering substantially all of our assets. Because we are in default on the convertible debentures, the Investors may exercise their rights under the security agreements, which include the right to take possession of our assets, sell such assets, and apply the proceeds of such sales to pay down the outstanding balance of the convertible debentures. The Investors have delivered demand letters to our Company with respect to the current default of these convertible debentures and the registration of shares of our common stock underlying the convertible debentures and the penalty provisions contained within the convertible debentures. In the event the Investors decide to foreclose on our assets, we would not be able to prevent the foreclosure, resulting in the sale of some or all of our assets. In such event, we would be forced to reduce or cease our operations.

We Have Been And Continue To Be Subject To A Working Capital Deficit, Which Could Force The Company To Cease Operations

We had a working capital deficit of $1,896,929 at December 31, 2005. Because of this deficit, our ability to obtain additional funding will determine our ability to continue as a going concern. We may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in eliminating the working capital deficit, or reaching and maintaining profitable operations. If the working capital deficit continues, we may be required to cease operations. In addition, our accumulated deficit was $10,657,496 at December 31, 2005.

We Could Fail To Attract Or Retain Key Personnel, Which Could Severely Impact Our Ability To Continue Operations

We are dependent upon our full time employee, Kenneth W. Brand, our Chief Executive Officer and Acting Principal Financial Officer, to continue in the current performance of his current duties with Central Wireless. The stability and growth of Central Wireless would be significantly compromised if these persons were unable or unwilling to perform their responsibilities. At this time, we have not entered into employment agreements with our employee. If our employee terminates their relationship with us, Central Wireless would have to immediately find a suitable replacement, which may not be possible.

Mr. Brand Is Our CEO, President and Sole Director, Which Presents A Conflict Of Interest Regarding The Approval Of The Terms Of Agreements

Mr. Brand is our Chief Executive Officer and sole director. Mr. Brand also serves as our Acting Principal Financial Officer. As our CEO and sole director, Mr. Brand is the only person responsible for approving agreements entered into by us. Because Mr. Brand is the only person responsible for agreements entered into by us, this may present a conflict of interest.

Risks Related To Our Industry

The Wireless Industry and the Construction Industry Are Highly Competitive And Consist Of Companies That Are Much Better Situated To Succeed Than Central Wireless, Which Impacted Our Ability To Become Profitable And Forced Us To Cease Operations

Both the wireless industry and the construction industry are very competitive, with companies that are more experienced, better capitalized and better situated than Central Wireless to succeed. The Company was not able to attain profitable operations and in June 2005 lost its sole client, Alliance Towers. Therefore, the Company was forced to cease operations, which may adversely affect any investment in the Company.

Risks Related To Our Common Stock

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

Our Common Stock Is Deemed To Be “Penny Stock,” Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Exchange. Penny stocks are stocks:

•	With a price of less than $5.00 per share;

•	That are not traded on a “recognized” national exchange;

•	Whose prices are not quoted on the Nasdaq automated quotation system;

•	Nasdaq stocks that trade below $5.00 per share are deemed a “penny stock” for purposes of Section 15(b)(6) of the 1934 Act;

•
In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate headquarters is located at 2040 Bispham Rd, Sarasota, Florida 34231 and our phone number is (941) 929-1534. We currently lease approximately 800 square feet of office space on a month-to-month basis. Our rent is currently $550 per month. If our landlord terminates our lease, we believe that we could find suitable office space at comparable rates. Our offices are in good condition, and we believe our offices are adequate for our current needs.

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

ITEM 4. SUBMISSION FOR MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of the Company’s security holders during the year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Our common stock, par value $0.001 per share, is traded on the OTCBB under the symbol “CWIR.” The following table provides the high and low bid prices for our common stock as reported by the OTCBB. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions

Fiscal Year Ending December 31, 2006	High	Low
First Quarter	$0.0004	$0.0001
Second Quarter	$0.0006	$0.0001
Third Quarter	$0.0002	$0.0001
Fourth Quarter	$0.0001	$0.0001

Fiscal Year Ending December 31, 2005	High	Low
First Quarter	$0.001	$0.001
Second Quarter	$0.005	$0.001
Third Quarter	$0.001	$0.000
Fourth Quarter	$0.001	$0.000

Fiscal Year Ending December 31, 2004	High	Low
First Quarter	$0.01	$0.01
Second Quarter	$0.01	$0.01
Third Quarter	$0.01	$0.01
Fourth Quarter	$0.01	$0.01

Dividends

Central Wireless has not declared or paid cash dividends on its common stock since its inception and does not anticipate paying such dividends in the foreseeable future. The payment of dividends may be made at the discretion of the Board of Directors and will depend upon, among other factors, Central Wireless’ operations, its capital requirements, and its overall financial condition.

Changes In Securities

On September 25, 2003, pursuant to written consents by a majority of the shareholders of Central Wireless, the authorized shares of common stock of the Company was increased from 250,000,000 shares to 2,000,000,000.

Sales Of Unregistered Securities

During the past three years, we have sold the following securities without registering these securities under the Securities Act:

On May 18, 2006, the Company issued 804,700,000 shares of common stock to Kenneth Brand, our CEO, and 288,000,000 shares of common stock to Steve Troyan, in exchange for accrued and unpaid compensation and repayment of debt owed by the Company. The stock was priced at its fair market value, or $0.0001 per share. The shares were issued in reliance on federal exemptions from registration, including, but not limited to, Regulation D promulgated under the Securities Act of 1933.

January 2005 Securities Purchase Agreement

Central Wireless entered into a Securities Purchase Agreement on January 31, 2005 with the Investors, which have previously purchased debentures from the Company. Pursuant to the terms of the Securities Purchase Agreement, these entities have purchased a total of $250,000 of 12% convertible debentures from the Company and warrants to purchase 750,000 shares of the Company’s common stock. The convertible debentures have a two-year term and the warrants would have to be exercised within five (5) years from the date of issuance at an exercise price of $0.01. The debentures are convertible at the lesser of (i) $0.005 and (ii) 50% of the average of the three (3) lowest intra-day trading prices during the twenty (20) trading day period ending one (1) trading day prior to the date a conversion notice is sent by the holder.

Stock Issuances in 2004

April 2004 Securities Purchase Agreement

Central Wireless entered into a Securities Purchase Agreement on April 30, 2004 with the Investors, which have previously purchased debentures from the Company. Pursuant to the terms of the Securities Purchase Agreement, these entities have purchased a total of Two Hundred Twenty Five Thousand Dollars ($250,000) of 12% convertible debentures from the Company and warrants to purchase Seven Hundred Fifty Thousand (750,000) shares of the Company’s common stock. The convertible debentures have a two-year term and the warrants would have to be exercised within five (5) years from the date of issuance at an exercise price of $0.01. The debentures are convertible at the lesser of (i) $0.005 and (ii) 50% of the average of the three (3) lowest intra-day trading prices during the twenty (20) trading day period ending one (1) trading day prior to the date a conversion notice is sent by the holder

Securities Issued Upon Conversion Of Debentures

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

Stock Issuances in 2003

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

In November 2003, 5,000,000 shares of common stock were issued to satisfy shareholder loans of $55,000.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

When used in this Form 10-KSB, the words “anticipated”, “estimate”, “expect”, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company will fail to generate projected revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

The following discussion and analysis should be read in conjunction with the Financial Statements and the Notes thereto included herein.

The information contained below includes statements of Central Wireless’ or management’s beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion on forward-looking statements, see the information set forth in the Introductory Note to this Annual Report under the caption “Forward Looking Statements”, which information is incorporated herein by reference.

Going Concern

As reflected in Central Wireless’s financial statements for the twelve months ended December 31, 2005, Central Wireless’s accumulated deficit of 10,657,496 and its working capital deficiency of $1,896,929 raise doubt about its ability to continue as a going concern. The ability of Central Wireless to continue as a going concern is dependent on Central Wireless’ ability to raise additional debt or capital, including the ability to raise capital under the Equity Line of Credit Agreement. The financial statements for December 31, 2005 do not include any adjustments that might be necessary if Central Wireless is unable to continue as a going concern.

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

Stock-Based Compensation

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations”, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123R, “Accounting for Stock-Based Compensation”. SFAS No 123R requires the recognition of compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

The Company granted no warrants or options to employees for compensation for the years ended December 31, 2005 and 2004.

Results Of Operations

For The Year Ended December 31, 2005, Compared To The Year Ended December 31, 2004

Revenues. Revenues for the year ended December 31, 2005, were $0 compared to $107,338 for the year ended December 31, 2004. The decrease in revenues in 2005 was attributable to the cessation of operations.

Cost of Revenues. Cost of revenues for the year ended December 31, 2005, was $0, compared to $205,322 for the year ended December 31, 2004. The decrease was a result of the Company ceasing operations.

Gross Loss. Gross loss for the year ended December 31, 2005, was $0, as compared to gross loss of $97,984 for the year ended December 31, 2004.

Operating Expenses. Operating expenses for the year ended December 31, 2005, were $297,286, as compared to $436,801, for the year ended December 31, 2004. The $139,515 decrease in operating expenses in 2005 was primarily attributable the termination of the Company’s operations. In 2005, operating expenses consisted of $93,443 of professional and consulting fees, and $203,843 of other general and administrative expenses.

Other Income (Expense). Other income (expenses) for the year ended December 31, 2005, was net expenses of $493,208, compared to net income of $322,401 for the year ended December 31, 2004. During 2004 there was a transfer of amounts owed in accounts payable from our contractor directly to Alliance Towers. In 2004 a total of $526,075 in accounts payables owed to one of our contractors was cancelled and recorded as other income. The Company had $493,208 of interest expense in 2005, compared to interest expense of $203,674 in 2004. The increase of $289,534 is a result of fewer conversions of convertible debentures in 2005.

Plan Of Operations For 2006

In 2005, Central Wireless continued to seek a merger or acquisition of an existing operating company. The market for such merger and acquisitions is highly competitive. As of the date of the filing of this report, Central Wireless has entered negotiations with an existing operating company to transact a share exchange transaction or a merger, but has not entered into any definitive agreements.

Liquidity And Capital Requirements

Working Capital

The Company had a net working capital deficit on December 31, 2005 of $1,896,929. Current assets as of December 31, 2005 consisted of cash equaling $321. Current liabilities consisted of $3,122 of accounts payable and accrued liabilities, $97,767 of due to stockholder and $1,796,361 of current portion of convertible debentures.

Cash Flow From Operating Activities

Net cash used by Operating Activities for the year ended December 31, 2005 was $5,840 compared to net cash used for the year ended December 31, 2004 of $321,504. There was a decrease in cash used from operations in the current year over the prior year due to cessation of the Company’s operations.

Cash Flow From Investing Activities

For the year ended December 31, 2005 net cash used by investing activities was $0 compared to $0 for the same period in 2004.

Cash Flow From Financing Activities

Cash flows from financing activities for the years ended December 31, 2005 and 2004 were $6,143 and $317,055. Cash provided for the years ended December 31, 2005 and 2004, were predominantly from the issuance of convertible debentures with the funds being used for the operation of the business.

Central Wireless entered into a Securities Purchase Agreement on April 30, 2004 with AJW Qualified and AJW Offshore, which have previously purchased debentures from the Company. Pursuant to the terms of the Securities Purchase Agreement, these entities have purchased a total of $200,000 of 12% convertible debentures from the Company and warrants to purchase 750,000 shares of the Company’s common stock. The convertible debentures have a one-year term and the warrants would have to be exercised within five (5) years from the date of issuance at an exercise price of $0.01. The debentures are convertible at the lesser of (i) $0.005 and (ii) 50% of the average of the three (3) lowest intra-day trading prices during the twenty (20) trading day period ending one (1) trading day prior to the date a conversion notice is sent by the holder.

Central Wireless entered into a Securities Purchase Agreement on January 31, 2005 with AJW Partners and New Millennium, which have previously purchased debentures from the Company. Pursuant to the terms of the Securities Purchase Agreement, these entities have purchased a total of $250,000 of 12% convertible debentures from the Company and warrants to purchase 750,000 shares of the Company’s common stock. The convertible debentures have a two-year term and the warrants would have to be exercised within five (5) years from the date of issuance at an exercise price of $0.01. The debentures are convertible at the lesser of (i) $0.005 and (ii) 50% of the average of the three (3) lowest intra-day trading prices during the twenty (20) trading day period ending one (1) trading day prior to the date a conversion notice is sent by the holder.

The prior outstanding debentures of the Company are convertible into shares of our common stock at the conversion price, which is calculated using the formula in the debentures. The conversion price is significantly lower than our common stock’s trading price on the OTCBB at any given time. The conversion price is equal to the lesser of (i) 50%, multiplied by the average of the lowest three trading prices for our common stock during the 20 trading days immediately prior to the notice of conversion, and (ii) a fixed conversion price ranging from $0.60 to $0.005. All outstanding debentures are currently in default. As a result of the related security agreements, the holders of the debentures could foreclose on all of the Company’s assets and force the Company out of business.

During fiscal year 2004, convertible debt in the amount of $213,515 was converted to common stock resulting in the issuance of 65,332,886 shares of our common stock. On February 3, 2005 we received an additional $250,000 in convertible debentures. As of December 31, 2005, $1,796,361 in convertible debentures including accrued interest remains outstanding. This amount is currently in default. Because the holders of the debentures have a security interest in all of the Company’s assets, this default could result in a foreclosure on our assets.

There is no guaranty that Central Wireless will be able to obtain financing from the Equity Line of Credit, or any other sources or that such financing will be obtained on acceptable terms.

The Company has incurred significant operating losses. Also, the Company has limited financial resources and is in default on its notes payable to shareholders. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company needs to raise significant additional capital in order to continue as a going concern, as well as to pursue its business plan in the telecommunications market.

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

Default Upon Senior Securities

Our lenders are the Investors, a group of four accredited investors who as of December 31, 2005, have purchased an aggregate of $2,075,000 in secured convertible debentures and warrants from Central Wireless under the 2001 Securities Purchase Agreement, the Letter Agreement and the 2002 Securities Purchase Agreement, August 2003 Securities Purchase Agreements and December 2003 Securities Purchase Agreement, April 2004 Securities Purchase Agreement and the January 20045 Securities Purchase Agreement. All of the proceeds received from the Investors have been exhausted by us.

As of the end of fiscal year 2005 and the filing of this Annual Report, the Company has convertible debentures in the amount of $1,796,361, including accrued and unpaid interest was due, and Central Wireless was in default on payment of $1,796,361 of these debentures. Because we are in default under the debenture agreements and other conditions exist as defined in the agreements, a penalty may apply which would increase the amount due by at least 30% in excess of the amounts previously due under the agreement. We have not paid the principal, interest and penalties we owe under these debentures, and we do not have the money to pay off the outstanding balances of the debentures. The Investors have not given notice to us of collection proceedings or other actions they intend to take with respect to the unpaid amounts.

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

Secured Convertible Debentures

- Amount Sold - As of December 31, 2005, we have sold an aggregate of $2,325,000 in secured convertible debentures to the Investors under the 2001 Securities Purchase Agreement, the Letter Agreement, the 2002 Securities Purchase Agreement, August 2003 Securities Purchase Agreements, December 2003 Securities Purchase Agreement, and April 2004 Securities Purchase Agreement and the January 2005 Securities Purchase Agreement.

- Interest Rate and Maturity - The interest rate on the debentures is 12%, or 15% if the debentures are in default. Outstanding principal as of December 31, 2004, which is currently in default is $14,315 due August 2002, $20,481 due April 2003, $8,000 due July 2003, $160,000 due September 2003, and $200,000 due December 2003, $200,000 due August 2005, $125,000 due December 2005, $250,000 due May 2006, and $250,000 due January 31, 2005.

- Debentures - Debentures totaling $1,796,361 are currently in default. As of December 31, 2005, the Investors have not informed us of any collection proceedings or other actions they intend to take with respect to the unpaid amounts.

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

- Creditors - We may not file for bankruptcy protection, have bankruptcy proceedings filed against us, have a judgment filed against us in excess of $50,000, or have an assignment for the benefit of creditors or apply for or consent to the appointment of a receiver or trustee for our properties or business.

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

Warrants

- Amount Sold - As of December 31, 2005, we have sold warrants for an aggregate of 3,077,500 shares of common stock to the Investors under the 2001 Securities Purchase Agreement, the Letter Agreement, the 2002 Securities Purchase Agreement, the August 2003 Securities Purchase Agreement, the December 2003 Securities Purchase Agreement, the April 2004 Securities Purchase Agreement and the January 31, 2005 Securities Purchase Agreement.

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

Current Accounting Pronouncements

In December 2004, the FASB issued Statement 123 (revised 2004) which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). The Company files as a small business issuer and must meet the requirements of this Statement for accounting periods after December 15, 2005. The Company is evaluating SFAS 123R and believes it may have a material effect on the Company’s financial statements.

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements of Central Wireless required by Regulation S-B are audited and are incorporated herein be reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In November 2006, the Company changed its independent accountants from L.L. Bradford & Company, LLC to. Moore and Associates, Chartered. The Company has not had any disagreements with its prior or current accountants.

ITEM 8A. CONTROLS AND PROCEDURES

(A) Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer Principal Financial Officer (one person), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to produce a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer/Principal Financial Officer (one person) have concluded that the Company’s disclosure controls and procedures were, in fact, adequate and effective to ensure that material information relating to the Company that is required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules of the SEC and accumulated and communicated to the Company’s management, including its Principal Executive Officer, Principal Financial Officer (one person), to allow timely decisions regarding required disclosure.

(B) Changes In Internal Controls Over Financial Reporting:

In connection with the evaluation of the Company’s internal controls during the Company’s last fiscal year, the Company’s Principal Executive Officer and Principal Accounting Officer have determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

Executive Officers And Directors

The principal executive officers and directors of the Company are as follows:

Name	Age	Position	Director Since:	Term
Kenneth W. Brand	59	Chief Executive Officer/Director, Acting Principal Financial Officer	June 28, 2002	To Present

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

Central Wireless’s directors are elected at the annual meeting of stockholders and hold office until their successors are elected. Central Wireless’s officers are appointed by the Board of Directors and serve at the pleasure of the Board and are subject to employment agreements, if any, approved and ratified by the Board.

Central Wireless does not currently have an audit committee, and the Board of Directors serves this function. Further, the Board does not have a financial expert, as defined by Regulation S-B Item 401. Central Wireless has not been able to attract a financial expert to serve on its Board of Directors.

Biographical Information

Set forth below is certain biographical information for our sole officer and director:

Kenneth W. Brand. Mr. Brand currently serves as a director and as the Chief Executive Officer of Central Wireless. Mr. Brand joined KRC Communications, Inc. in 2001 and served as its Chief Operating Officer until joining Central Wireless in June 2002. From 1998 until 2000, Mr. Brand was employed by American Tower Corporation as a Site Acquisition Manager. Mr. Brand’s professional career began in 1974 as a Manager and Real Estate Broker in Sarasota County, Florida, where he listed and sold extensive property until 1998. Mr. Brand was appointed as a director and Chief Executive Officer on June 28, 2002, in connection with the acquisition of assets from KRC.

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

Compliance With Section 16(a) Of The Exchange Act

Based solely upon a review of Form 3, Form 4 and Form 5 filings furnished to the Company during the year ended December 31, 2005, certain written representations and shareholders who, to the best of our knowledge, hold 10 percent or more of our shares, during the year ended December 31, 2005, no director, officer or beneficial owner of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act filed as disclosed in Form 3 and 4 filings, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2005. The Company believes that the following individuals filed Forms 3 and 4 on an untimely basis: Kenneth Brand.

ITEM 10. EXECUTIVE COMPENSATION

The following table includes a summary of information concerning the compensation paid to our executive officers for each of our last three completed fiscal years for individuals still associated with the Company.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Other Compensation	Total Compensation

Kenneth W. Brand	2005	$-0-	$-0-	$-0-	$-0-
	2004	31,400	-0-	-0-	31,400
	2003	31,249	34,544	-0-	65,893

Steven W Troyan	2005	-0-	-0-	-0-	-0-
	2004	-0-	-0-	-0-	-0-
	2003	39,129	34,544	-0-	75,475

Option Grants For Fiscal 2005

No options were granted to our officers in 2005. No stock appreciation rights were granted in 2005.

Director Compensation

Our directors currently receive no compensation for their services. No director received compensation for expenses incurred in attending directors’ meetings in 2005.

Employment Agreements And Arrangements With Respect To Changes In Control

We have not entered into employment agreements with any of our employees. As of December 31, 2005, we have one employee, Kenneth W. Brand. We reimburse Mr. Brand for expenses he personally incurs on behalf of Central Wireless.

Currently, there have no compensatory plans or arrangements with any employee that would result in payments to that employee because of his resignation, retirement, or termination of employment with us, or following a changing in control of our company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership Of Beneficial Owners

The following table sets forth certain information with respect to the beneficial ownership of each class of our voting securities as of January 23, 2007, by (i) each person or company known by the Company to be the beneficial owner of more than 5% of our outstanding shares, (ii) each director of the Company or any nominee for directorship, (iii) the Chief Executive Officer of the Company and each of the other Named Executive Officers and (iv) all directors and Named Executive Officers of the Company as a group.

Security Ownership Of Certain Beneficial Owners as of January 23, 2007

Title of Class	Name and Address	Amount of Beneficial Ownership	Nature of Beneficial Ownership	Percentage of Class(2)

Common	Kenneth W. Brand	847,325,001	Direct	43.36%
	4333 South Tamiami Trail,
	Suite E
	Sarasota, Florida 34231

Common	Total	847,325,001	Direct	43.36%

Security Ownership Of Management

The following table sets forth as of January 23, 2007 the name and the number of shares of our common stock, held of record or beneficially by each of our officers and directors, and of all our officers and directors as a group.

Title of Class	Name and Address	Position	Amount of Beneficial Ownership	Nature of Beneficial Ownership	Percentage of Class(2)

Common	Kenneth W. Brand	Chief Executive
	4333 South Tamiami Trail, Suite E	Officer/Director	847,325,001	Direct	43.36%
	Sarasota, Florida 34231

	All officers and directors as a group(4)		847,325,001	Direct	43.36%

(1)
Applicable percentage of ownership is based on 1,954,192,451 shares of common stock outstanding as of January 23, 2007, together with securities exercisable or convertible into shares of common stock within 60 days of January 23, 2007 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of January 23, 2007 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Note that affiliates are subject to Rule 144 and Insider trading regulations - percentage computation is for form purposes only.

Securities Authorized For Issuance Under Equity Compensation Plan

Central Wireless has authorized a total of 125,000,000 shares of authorization under Stock Option Plans. Of these shares, all 125,000,000 shares have been issued. On March 6, 2003, the Company filed a Form S-8 registering 50,000,000 shares under a 2003 Stock Incentive Plan. On October 29, 2003, the Company filed a Form S-8 registering 75,000,000 shares under an additional Stock Incentive Plan. All 125,000,000 shares have been issued to various employees, consultants and a director of the Company.

OPTION/SAR GRANTS TABLE

Name	No. of Securities Underlying Options/SARs Granted (#)	% Total Options/SARs Granted to Employees in year ended December 31, 2005 (%)	Exercise or Base Price ($ per Share)	Expiration Date

N/A	0	0	0	-

The following table sets forth certain information regarding options exercised in the fiscal year ended December 31, 2005 by the Company’s named executive officers.

Aggregated Options/SAR Exercises
In Last Fiscal Year And
Fiscal Year End Options/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at Fiscal Year End ® Exercisable /Unexercisable

N/A	0	0	0	0

The following table sets forth certain information regarding long-term incentive plan awards in the fiscal year ended December 31, 2005 by the Company’s named executive officers.

Long-Term Incentive Plans - Awards in Last Fiscal Year

		Performance or other period until	Estimated future payouts under non-stock price-based plans
Name	No. of Shares, units or other rights (#)	maturation or payout	Threshold ($ or #)	Target ($ or #)	Maximum ($ or #)
N/A	0	0	0	0	0

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

The Company’s Board of Directors approved the transaction by unanimous written consent. Central Wireless has no further obligations to Messrs. Sandburg, Brand or Delin under the Share Exchange Agreement. Alliance Towers is a reporting company and is publicly traded on the pink sheets. The 100,000,000 shares represented 8.8% of the 1,133,672,000 outstanding shares of Alliance Towers. Alliance Towers has operations and the value was determined considering the low stock price of Central Wireless common stock. The issuance was recorded as an asset on the balance sheet as an Investment in Alliance Towers.

As of December 31, 2005, the Company owes to Kenneth Brand, its CEO and Acting Principal Financial Officer, $97,767 consists of accrued compensation and unreimbursed expense.

ITEM 13. EXHIBITS

(a) Documents Filed As Part Of This Report:

The following exhibits are filed as part of this Report:

EXHIBIT NO.	DESCRIPTION	LOCATION

2.1	Asset Purchase Agreement dated June 28, 2002 by and among e resources inc, KRC Communications, Inc. and Keith Roy Chrismson	Incorporated by reference as Exhibit 2.1 to Form 8-K filed on July 12, 2002.

3.1	Articles of Incorporation, filed with the Utah Secretary of State on March 8, 1987	Incorporated by reference as Exhibit 3.1 to Form SB-2 filed on June 13, 2001.

3.2	Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on February 3, 1995	Incorporated by reference as Exhibit 3.2 to Form SB-2 filed on June 13, 2001.

3.3	Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on June 9, 1999	Incorporated by reference as Exhibit 3.3 to Form SB-2 filed on June 13, 2001.

3.4	Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on February 7, 2000	Incorporated by reference as Exhibit 3.4 to Form SB-2 filed on June 13, 2001.

3.5	Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on March 24, 2000	Incorporated by reference as Exhibit 3.5 to Form SB-2 filed on June 13, 2001.

3.6	Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on August 21, 2002	Incorporated by reference as Exhibit 3.6 to Form SB-2 filed on August 29, 2003.

3.7	First Amended and Restated Bylaws of Central Wireless	Incorporated by reference as Exhibit 3.7 to Form 10-KSB filed on May 8, 2002.

EXHIBIT NO.	DESCRIPTION	LOCATION
3.8	Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State in October, 2003	Incorporated by reference as Exhibit 3.8 to Form 10-QSB filed on November 18, 2003.

10.1	Securities Purchase Agreement, dated August 19, 2003 by and among the Company, AJW Offshore, Ltd., and AJW Qualified Partners, LLC	Incorporated by reference as Exhibit 10.20 to Form 10-QSB filed on November 18, 2003.

10.2	Form of Secured Convertible Debenture, dated August 19, 2003	Incorporated by reference as Exhibit 10.21 to Form 10-QSB filed on November 18, 2003.

10.3	Form of Stock Purchase Warrant, dated August 19, 2003	Incorporated by reference as Exhibit 10.22 to Form 10-QSB filed on November 18, 2003.

10.4	Registration Rights Agreement, dated August 19, 2003 by and among the Company, AJW Offshore, Ltd., and AJW Qualified Partners, LLC	Incorporated by reference as Exhibit 10.23 to Form 10-QSB filed on November 18, 2003.

10.5	Security Agreement, dated August 19, 2003 by and among the Company, AJW Offshore, Ltd., and AJW Qualified Partners, LLC	Incorporated by reference as Exhibit 10.24 to Form 10-QSB filed on November 18, 2003.

10.6	Intellectual Property Security Agreement, dated August 19, 2003 by and among the Company, AJW Offshore, Ltd., and AJW Qualified Partners, LLC	Incorporated by reference as Exhibit 10.25 to Form 10-QSB filed on November 18, 2003.

10.7
Registration Rights Agreement, dated October 24, 2003 by and among the Company, AJW Partners, LLC, AJW Offshore, Ltd., and AJW Qualified Partners, LLC, New Millennium Capital Partners II, LLC and Equilibrium Equity, LLC
Incorporated by reference as Exhibit 10.26 to Form 10-QSB filed on November 18, 2003.

EXHIBIT NO.	DESCRIPTION	LOCATION
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
Incorporated by reference as Exhibit 10.28 to Form 10-QSB filed on November 18, 2003.

10.10	Securities Purchase Agreement, dated December 15, 2003 by and among the Company, AJW Partners, LLC, and New Millennium Capital Partners II, LLC	Incorporated by reference as Exhibit 10.29 to Form SB-2 filed on December 31, 2003.

10.11	Form of Secured Convertible Debenture, dated December 15, 2003	Incorporated by reference as Exhibit 10.30 to Form SB-2 filed on December 31, 2003.

10.12	Form of Stock Purchase Warrant, dated December 15, 2003	Incorporated by reference as Exhibit 10.31 to Form SB-2 filed on December 31, 2003.

10.13	Registration Rights Agreement, dated December 15, 2003 by and among the Company, AJW Partners, LLC, and New Millennium Capital Partners II, LLC	Incorporated by reference as Exhibit 10.32 to Form SB-2 filed on December 31, 2003.

10.14	Security Agreement, dated December 15, 2003 by and among the Company, AJW Partners, LLC, and New Millennium Capital Partners II, LLC	Incorporated by reference as Exhibit 10.33 to Form SB-2 filed on December 31, 2003.

10.15	Intellectual Property Security Agreement, dated December 15, 2003 by and among the Company, AJW Partners, LLC, and New Millennium Capital Partners II, LLC	Incorporated by reference as Exhibit 10.34 to Form SB-2 filed on December 31, 2003.

10.16	Securities Purchase Agreement, April 30, 2004 by and among the Company, AJW Offshore, Ltd., and AJW Qualified Partners, LLC	Incorporated by reference as Exhibit 10.35 to Form 10-QSB filed on May 17, 2004.

EXHIBIT NO.	DESCRIPTION	LOCATION
10.17	Form of Secured Convertible Debenture, April 30, 2004	Incorporated by reference as Exhibit 10.36 to Form 10-QSB filed on May 17, 2004.

10.18	Form of Stock Purchase Warrant, April 30, 2004	Incorporated by reference as Exhibit 10.37 to Form 10-QSB filed on May 17, 2004.

10.19	Registration Rights Agreement, April 30, 2004 by and among the Company, AJW Offshore, Ltd., and AJW Qualified Partners, LLC	Incorporated by reference as Exhibit 10.38 to Form 10-QSB filed on May 17, 2004.

10.20	Security Agreement, April 30, 2004 by and among the Company, AJW Offshore, Ltd., and AJW Qualified Partners, LLC	Incorporated by reference as Exhibit 10.39 to Form 10-QSB filed on May 17, 2004.

10.21	Intellectual Property Security Agreement, April 30, 2004 by and among the Company, AJW Offshore, Ltd., and AJW Qualified Partners, LLC	Incorporated by reference as Exhibit 10.40 to Form 10-QSB filed on May 17, 2004.

10.22	Securities Purchase Agreement, dated January 31, 2005 by and among the Company, AJW Offshore, Ltd., and AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLC	Incorporated by reference as Exhibit 10.41 to Form 8-K filed on February 24, 2005.

10.23	Form of Callable Secured Convertible Debenture, dated January 31, 2005	Incorporated by reference as Exhibit 10.42 to Form 8-K filed on February 24, 2005.

10.24	Form of Warrant, dated January 31, 2005	Incorporated by reference as Exhibit 10.43 to Form 8-K filed on February 24, 2005.

10.25	Registration Rights Agreement, dated January 31, 2005 by and among the Company, AJW Partners, LLC, AJW Offshore, Ltd., and AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLC	Incorporated by reference as Exhibit 10.44 to Form 8-K filed on February 24, 2005.

10.26	Security Agreement, dated January 31, 2005 by and among the Company, AJW Partners, LLC, AJW Offshore, Ltd., and AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLC	Incorporated by reference as Exhibit 10.45 to Form 8-K filed on February 24, 2005.

EXHIBIT NO.	DESCRIPTION	LOCATION
10.27
Intellectual Property Security Agreement, dated January 31, 2005 by and among the Company, AJW Partners, LLC, AJW Offshore, Ltd., and AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLC
Incorporated by reference as Exhibit 10.46 to Form 8-K filed on February 24, 2005.

10.28	Asset Purchase Agreement dated October 14, 2003 between Central Wireless and Diversified Management, L.L.C.	Incorporated by reference as Exhibit 10.47 to Form 10-QSB filed on November 18, 2003.

10.29	Letter of Agreement between Central Wireless, Inc. and Alliance Towers, Inc.	Incorporated by reference as Exhibit 10.48 to Form 10-QSB filed on May 17, 2004.

10.30	Share Exchange Agreement effective as of February 20, 2003 by and among Central Wireless, Inc., Kenneth W. Brand, Robert Sandburg and Michael Delin	Incorporated by reference as Exhibit 10.49 to Form 8-K filed on March 6, 2003.

14.1	Code of Ethics	Incorporated by reference as Exhibit 14.1 to Form 10-QSB filed on May 17, 2004.

31.1	Certification by Chief Executive Officer/Acting Principal Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith.

32.1	Certification by Chief Executive Officer and Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees. The Company will pay Moore and Associates, Chartered fees of approximately $10,000 for the audit of fiscal year 2005 and for quarterly reviews.

(2) Audit-Related Fees. The Company has paid L.L. Bradford & Company, audit related fees of $21,500 in 2005 for the audit of fiscal 2004 and for quarterly statement review.

(3) Tax Fees. The Company has not paid any amounts for tax services in 2005 or 2004.

(4) Audit Committee Pre-Approval Policies And Procedures. The Company’s board of directors, which acts as the Company’s audit committee, approved the engagement of Moore and Associates, Chartered.

TABLE OF CONTENTS

PAGE NO.

Reports of Independent Registered Public Accounting Firms	F-1 - F-2

Financial statements

Balance sheet	F-3

Statements of operations	F-4

Statement of stockholders’ deficit	F-5

Statements of cash flows	F-6

Notes to financial statements	F-7 - F-11

F-i

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Central Wireless, Inc.
Sarasota, Florida

We have audited the accompanying balance sheet of Central Wireless, Inc. as of December 31, 2005, and the related statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central Wireless, Inc. as of December 31, 2005, and the results of its activities and cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States.

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

/s/ Moore & Associates, Chartered

Moore and Associates, Chartered
January 8, 2007
Las Vegas, Nevada

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7511 Fax: (702) 253-7501

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Central Wireless, Inc.
Sarasota, Florida

We have audited the accompanying related statements of operations, stockholders’ deficit, and cash flows of Central Wireless, Inc. for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Central Wireless, Inc. for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations and current liabilities exceed current assets, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

L.L. Bradford & Company, LLC
April 8, 2005
Las Vegas, Nevada

CENTRAL WIRELESS, INC.
BALANCE SHEET
DECEMBER 31, 2005

ASSETS

Current assets
Cash	$321
Total current assets	321

Total assets	$321

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$3,122
Due to stockholder	97,767
Convertible debentures	1,796,361
Total current liabilities	1,897,250

Total liabilities	1,897,250

Commitments and contingencies	--

Stockholders’ deficit
Preferred stock; no par value; 10,000,000 shares
authorized, no shares issued an outstanding	--
Common stock; $0.001 par value; 2,000,000,000
Shares authorized, 861,492,452 shares issued and outstanding	861,492
Additional paid-in capital	7,899,075
Accumulated deficit	(10,657,496)
Total stockholders’ deficit	(1,896,929)

Total liabilities and stockholders’ deficit	$321

The Accompanying Notes Are an Integral Part of These Financial Statements

CENTRAL WIRELESS, INC.
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004

Revenues	$--	$107,338
Cost of sales	--	205,322
Gross loss	--	(97,984)

Operating expenses
Professional and consulting	93,443	75,200
Other general and administrative	203,843	361,601
Total operating expenses	297,286	436,801

Loss from operations	(297,286)	(534,785)

Other income (expense)
Cancellation of debt	--	526,075
Interest expense	(493,208)	(203,674)
Total other income (expense)	(493,208)	322,401

Loss before provision for income taxes	(790,494)	(212,384)

Provision for income taxes	--	--

Net loss	$(790,494)	$(212,384)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	851,492,452	809,124,854

The Accompanying Notes Are an Integral Part of These Financial Statements

CENTRAL WIRELESS, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, December 31, 2003	753,159,566	$753,159	$7,471,942	$(9,654,618)	$(1,429,517)

Common stock issued for services	3,000,000	3,000	21,000	--	24,000

Conversion of debentures	65,332,886	65,333	148,183	--	213,516

Beneficial conversion feature on convertible debentures and related warrants	--	--	7,950	--	7,950

Net loss	--	--	--	(212,384)	(212,384)

Balance, December 31, 2004	821,492,452	821,492	7,649,075	(9,867,002)	(1,396,435)

Common stock issued for services	40,000,000	40,000	--	--	40,000

Beneficial conversion feature on convertible debentures and related warrants	--	--	250,000	--	250,000

Net loss	--	--	--	(790,494)	(790,494)

Balance, December 31, 2005	861,492,452	$861,492	$7,899,075	$(10,657,496)	$(1,896,929)

The Accompanying Notes Are an Integral Part of These Financial Statements

CENTRAL WIRELESS, INC.
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(790,494)	$(212,384)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	40,000	24,000
Accretion of discount on convertible debentures	--	21,229
Beneficial conversion feature on convertible debentures and related warrants	250,000	7,950
Changes in operating assets and liabilities:
Prepaid expenses	--	4,815
Inventory	127,750	30,000
Accounts payable and accrued expenses	366,904	(197,114)
Net cash used by operating activities	(5,840)	(321,504)

Cash flows from financing activities:
Change in due to stockholder	6,143	67,055
Proceeds from issuance of convertible debentures	--	250,000
Net cash provided by financing activities	6,143	317,055

Net decrease in cash	303	(4,449)
Cash, beginning of year	18	4,467
Cash, end of year	$321	$18

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$--	$--
Cash paid for interest	$--	$15,000

Schedule of non-cash operating, investing and financing activities:
Conversion of debentures to common stock	$--	$213,516
Accrued interest added to principal on convertible debentures	$--	$39,888

The Accompanying Notes Are an Integral Part of These Financial Statements

CENTRAL WIRELESS, INC.
NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business - Central Wireless Inc. (hereinafter referred to as the “Company”), which is composed of the companies described below, was engaged in the creation and development of marketing, media and communications solutions. The Company’s operations were composed of Vista, a multi-media production company, which included video streaming on the Internet, and Care Mart, which sold medical supplies over the Internet.

As of December 31, 2004, the Company is engaged in the development and construction of towers for the transmission of broadband, cellular and other wireless communications signals. Customers consist primarily of individuals, businesses, and broadband and wireless carriers desiring to lease or own their own towers. The Company entered this industry through the acquisition on June 28, 2002 of certain assets from KRC Communications, Inc., a Florida corporation (“KRC”). As a result of the acquisition of the assets from KRC, effective control of the Company changed, new officers were elected and new management was appointed.

Going concern - The Company incurred a net loss of approximately $790,000 for the year ended December 31, 2005. The Company’s current liabilities exceed its current assets by approximately $1,897,000 as of December 31, 2005. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to continue to fund its operations in the short term with a combination of debt and equity financing and to seek a merger with an existing operating company.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Preferred Stock - During August 2002, the Company authorized 10,000,000 shares of preferred stock, which may be issued with rights and preferences as determined by the Company’s board of directors.

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

CENTRAL WIRELESS, INC.
NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue and expense recognition - Revenues are earned in accordance with SEC Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” as amended by SAB 104, “Revenue Recognition.” The Company considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured.

Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used.

Inventory - Inventory is stated at the lower of cost or market. Cost is principally determined by using the average cost method. Inventory consists of disassembled steel towers held for future construction and sale or lease. The Company’s management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required. As of December 31, 2005 the Company has recorded a valuation adjustment of $127,750 for full cost of its inventory.

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

As of December 31, 2005, the Company has available net operating loss carryovers that will expire in various periods through 2025. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Stock-based compensation - The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations”, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No 123 requires the recognition of compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement. The Company granted no warrants or options to employees for compensation for the years ended December 31, 2005 and 2004.

Fair values of financial instruments - The carrying amounts of accounts payable, accrued liabilities, due to stockholder and convertible debentures approximate fair value because of the short-term maturity of these instruments.

CENTRAL WIRELESS, INC.
NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is antidilutive. For the years ended December 31, 2005 and 2004 no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

New accounting pronouncements - In December 2004, the FASB issued Statement 123R, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for this Statement for accounting periods after December 15, 2005.

2. CONVERTIBLE DEBENTURES

Convertible debentures consist of the following as of December 31, 2005:

$5,417, Convertible debenture, collateralized by the Company’s assets, with interest payable quarterly at a rate of 12%, increasing to 15% on default, currently in default. The debenture is convertible at the lesser of $0.50 or 50% of the lowest three bid prices over the twenty trading days prior to conversions. The debenture has 40,000 attached warrants to purchase the Company’s common stock at the lesser of $0.025 or the average of the lowest three bid prices over the twenty trading days prior to exercise. As of December 31, 2005, the holders have not notified the Company of their intent to advance the maturity date of the note.

$203,662, Convertible debenture, collateralized by the Company’s assets, with interest payable quarterly at a rate of 12%, increasing to 15% on default, currently in default. The debenture is convertible at the lesser of $0.50 or 50% of the lowest three bid prices over the twenty trading days prior to conversions. The debenture has 40,000 attached warrants to purchase the Company’s common stock at the lesser of $0.025 or the average of the lowest three bid prices over the twenty trading days prior to exercise. As of December 31, 2005, the holders have not notified the Company of their intent to advance the maturity date of the note.

$200,000, Convertible debenture, collateralized by the Company’s assets, with interest payable quarterly at a rate of 12%, increasing to 15% on default, currently in default. The debenture is convertible at the lesser of $0.50 or 50% of the lowest three bid prices over the twenty trading days prior to conversions. The debenture has 40,000 attached warrants to purchase the Company’s common stock at the lesser of $0.025 or the average of the lowest three bid prices over the twenty trading days prior to exercise. As of December 31, 2005, the holders have not notified the Company of their intent to advance the maturity date of the note.

CENTRAL WIRELESS, INC.
NOTES TO FINANCIAL STATEMENTS

2. CONVERTIBLE DEBENTURES (CONTINUED)

$200,000 Convertible debenture, collateralized by the Company’s assets, with currently in default. The debenture is convertible at the lesser of $0.005 or 50% of the lowest three bid prices over the twenty trading days prior to conversions. The debenture has 800,000 attached warrants to purchase the Company’s common stock at the lesser of $0.005 or the average of the lowest three bid prices over the twenty trading days prior to exercise.

$118,717, Convertible debenture, collateralized by the Company’s assets, with interest payable quarterly at a rate of 12%, increasing to 15% on default, currently in default. The debenture is convertible at the lesser of $0.50 or 50% of the lowest three bid prices over the twenty trading days prior to conversions. The debenture has 625,000 attached warrants to purchase the Company’s common stock at the lesser of $0.012 or the average of the lowest three bid prices over the twenty trading days prior to exercise.

$250,000, Convertible debenture, collateralized by the Company’s assets, with interest payable quarterly at a rate of 12%, increasing to 15% on default, currently in default. The debenture is convertible at the lesser of $0.50 or 50% of the lowest three bid prices over the twenty trading days prior to conversions. The debenture has 750,000 attached warrants to purchase the Company’s common stock at the lesser of $0.005 or the average of the lowest three bid prices over the twenty trading days prior to exercise.

Central Wireless entered into a Securities Purchase Agreement on January 31, 2005 with AJW Partners and New Millennium, which have previously purchased debentures from the Company. Pursuant to the terms of the Securities Purchase Agreement, these entities have purchased a total of Two Hundred Twenty Five Thousand Dollars ($250,000) of 12% convertible debentures from the Company and warrants to purchase Seven Hundred Fifty Thousand (750,000) shares of the Company’s common stock. The convertible debentures have a two-year term and the warrants would have to be exercised within five (5) years from the date of issuance at an exercise price of $0.01. The debentures are convertible at the lesser of (i) $0.005 and (ii) 50% of the average of the three (3) lowest intra-day trading prices during the twenty (20) trading day period ending one (1) trading day prior to the date a conversion notice is sent by the holder. These debentures are in default for the Company’s failure to file a registration statement within 45 days of the date of the agreement.

Total convertible debentures	$1,227,796
Accrued interest payable	568,565
Total	$1,796,361

CENTRAL WIRELESS, INC.
NOTES TO FINANCIAL STATEMENTS

3. RELATED PARTY TRANSACTIONS

Due to stockholder - Due to stockholder totaling $97,767 consists of accrued compensation and unreimbursed expense to the Company’s CEO and stockholder.

4. STOCKHOLDERS’ DEFICIT

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

During the year ended December 31, 2005, the Company issued 40,000,000 shares to a consultant for services valued at $40,000.

5. STOCK OPTIONS

Options - In July 2000, the Company’s board of directors approved a stock option agreement, which provides for Non Statutory Options and Incentive Stock Options to be granted employees and consultants as approved by the Company’s compensation committee of the board of directors. The Company has no stock options outstanding and no options were granted in 2005 and 2004.

6. COMMITMENTS AND CONTINGENCIES

During January 2005, the Company entered into an Accounts Receivable Purchase Agreement with Bottom Line Advisors, Inc. (“Purchaser”) whereby the Purchaser will pay $25,000 and 134,065,000 shares of restricted common stock of Alliance Towers, Inc. in exchange for accounts receivable from Alliance Towers, Inc. in the amount of $398,567.

7. SUBSEQUENT EVENTS

Subsequent to December 31, 2006, the Company issued 1,092,700,000 shares of common stock. On May 18, 2006, the Company issued 804,700,000 to Kenneth Brand, our CEO, and 288,000,000 to Steve Troyan, in exchange for accrued and unpaid compensation and repayment of debt owed by the Company. The stock was priced at its fair market value, or $0.0001 per share.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Central Wireless, Inc.

Date: January 23, 2007	By:	/s/ Kenneth W. Brand
Name: Kenneth W. Brand
Title: Director, Chief Executive Officer and Acting Principal Financial Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: January 23, 2007	By:	/s/ Kenneth W. Brand
Name: Kenneth W. Brand
Title: Sole Director, Chief Executive Officer and Acting Principal Financial Officer