Form 10QSB
period 2006-03-31
CENTRAL WIRELESS INC
filed 2007-01-24
CIK 814070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to __________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: AS OF JANUARY 23, 2007, THERE WERE 1,954,192,451 OUTSTANDING SHARES OF THE ISSUER’S COMMON STOCK, $0.001 PAR VALUE PER SHARE.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CENTRAL WIRELESS, INC.
Balance Sheet
March 31, 2006
(Unaudited)

ASSETS
Current assets:
Cash	$49

Total current assets	49

Total assets	$49

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$3,201
Due to stockholder	115,882
Convertible debentures	1,863,723

Total current liabilities	1,982,806

Commitments and contingencies	—

Shareholders’ deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued an outstanding	-
Common stock, $.0001 par value; 2,000,000,000 shares authorized, 861,492,452 shares issued and outstanding at March 31, 2006	861,492
Additional paid-in capital	7,899,075
Accumulated deficit	(10,743,324)
Total shareholders’ deficit	(1,982,757)
Total liabilities and shareholders’ deficit	$49

The Accompanying Notes Are an Integral Part of These Financial Statements.

CENTRAL WIRELESS, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2006	2005

Revenues	$—	$—
Cost of sales	—	—

Gross loss	—	—
Operating expenses

Professional and consulting	15,400	—
General and administrative	3,065	81,523

Total operating expenses	18,465	81,523

Loss from operations	(18,465)	(81,523)

Other expense
Interest expense	(67,363)	(305,128)

Loss before income taxes	(85,828)	(386,651)
	—	—

Net loss	$(85,828)	$(386,651)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	861,492,452	821,492,452

The Accompanying Notes Are an Integral Part of These Financial Statements.

CENTRAL WIRELESS, INC.
Condensed Statement of Stockholder’s Deficit
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Deficit
	Number of Shares	Amount

Balance, December 31, 2005	861,492,452	$861,492	$7,899,075	$(10,657,496)	$(1,896,929)

Net loss	-	-	-	(85,828)	(85,828)
Balance, March 31, 2006	861,492,452	$861,492	$7,899,075	$(10,743,324)	$(1,982,757)

The Accompanying Notes Are an Integral Part of These Financial Statements.

CENTRAL WIRELESS, INC.
Statements of Cash Flows
(Unaudited)

	For The Three Months Ended March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(85,828)	$(386,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	—	—
Accretion of discount on convertible debentures	—	250,000

Changes in operating assets and liabilities:

Prepaid expenses	—	(25,765)
Inventory	—	—
Accounts payable and accrued expenses	67,441	(39,633)
Net cash used in operating activities	(18,387)	(202,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in due to stockholder	18,115	(30,140)
Proceeds from issuance of convertible debentures	—	250,000
Net cash used in investing activities	18,115	219,860

Net increase (decrease) in cash	(272)	17,811
Cash, beginning of period	321	18

Cash, end of period	$49	$17,829

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—

Cash paid for interest	$—	$—

Schedule for non-cash operating, investing and financing activities:
Conversion of debentures to common stock	$—	$—
Accrued interest added to principal on convertible debt	$—	$—

The Accompanying Notes Are an Integral Part of These Financial Statements.

CENTRAL WIRELESS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation - The accompanying unaudited condensed financial statements have been prepared in accordance with Securities and Exchange Commission (the “SEC”) requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2005 of Central Wireless, Inc. (the “Company”).

The interim financial statements present the condensed balance sheet, statements of operations, stockholders’ deficit and cash flows of Central Wireless, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of March 31, 2006 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

The Company granted no warrants or options to employees for compensation for the three months ended March 31, 2006.

NOTE 2. INVENTORY

Inventory - Inventory is stated at the lower of cost or market. Cost is principally determined by using the average cost method. Inventory consists of disassembled steel towers held for future construction and sale or lease.

The Company’s management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required. The Company has recorded a market valuation adjustment of $127,750 against its inventory of March 31, 2006.

NOTE 3. CONVERTIBLE DEBENTURES

During January 2005, the Company issued convertible debentures totaling $250,000 payable to stockholders, collateralized by the Company’s assets, with interest payable quarterly at a rate of 8%, increasing to 15% on default, maturing January 2007. The debenture is convertible at the lesser of $0.005 or 50% of the lowest three bid prices over the twenty trading days prior to conversions. The debenture has 750,000 attached warrants to purchase the Company’s common stock at $0.005 per share which vest immediately and expire January 2010. As of March 31, 2006, the Company is in default on all the convertible debentures, including the January 2005 debenture. Accordingly, the Company fully accreted the estimated value of the conversion feature and warrants related to the new debenture as interest expense totaling $250,000.

NOTE 4. RELATED PARTY TRANSACTIONS

Due to stockholder - Due to stockholder totaling $115,882 consists of accrued compensation and unreimbursed expense to the Company’s CEO and stockholder.

NOTE 5. GOING CONCERN

The Company incurred a net loss from operations of approximately $86,000 for the three months ended March 31, 2006. The Company’s current liabilities exceed its current assets by approximately $1,983,000. The Company is currently in default on all convertible debentures as of March 31, 2006. Additionally, the Company will no longer receive revenue from contracts or services from its sole customer, Alliance Towers, Inc. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company is actively seeking a merger with an existing operating company in order to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6. SUBSEQUENT EVENTS

On May 18, 2006, the Company issued 1,092,700,000 shares of common stock. The Company issued 804,700,000 to Kenneth Brand, our CEO, and 288,000,000 to Steve Troyan, in exchange for accrued and unpaid compensation and repayment of debt owed by the Company. The stock was priced at its fair market value, or $0.0001 per share.

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

Business Development And History

Central Wireless, Inc. (“Central Wireless” or the “Company”) is a wireless communications infrastructure company. Our primary business is the development and construction of towers for the transmission of broadband, cellular and other wireless communications signals. We also provide related services, including site acquisition, zoning and engineering services, and antennae and line installation. We provide various consulting services to our customers, including lease negotiation, assistance in regulatory matters, and tower design. We function as the general contractor, and hire construction subcontractors on an as-needed basis to build towers to our customer’s specifications.

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

In June 2005, the Company disposed of its investment in Alliance Towers. Alliance Towers was the Company’s main client, and this resulted in the loss of the Company’s client and it becoming non-operational.

The Company has been attempting to enter into a merger transaction or to acquire existing operating company. The market for such merger and acquisitions is highly competitive. As of the date of the filing of this report, Central Wireless has entered negotiations with an existing operating company to transact a share exchange transaction or a merger.

Employees

As of March 31, 2006, we employed one full-time employee, Kenneth W. Brand, our Chief Executive Office and Acting Principal Financial Officer. We consider our relations with our employee to be good.

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

New Accounting Pronouncements

During the period ended March 31, 2006, the Company adopted the following accounting pronouncements which had no impact on the financial statements or results of operations:

•	SFAS No. 150, Accounting for certain Financial Instruments with Characteristics of both Liabilities and Equity.

•	SFAS No. 151, Inventory Costs

•	SFAS No. 152, Accounting for Real Estate

•	SFAS No. 153, Exchange of Non-monetary Assets

•	SFAS No. 154, Accounting Changes and Error Correction

•	SFAS No. 123(R), Share Based Payments

Plan of Operations

The following information should be read in conjunction with the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere in this filing.

With the exception of accounting and other professional and administrative expenses, the Company did not have any operations for the three months ended March 30, 2006. Central Wireless continues to seek a merger or acquisition of an existing operating company. The market for such merger and acquisitions is highly competitive and as of March 30, 2006, Central Wireless has not yet found a company to undertake such merger or acquisitions. As of the date of the filing of this report, Central Wireless has entered negotiations with an existing operating company to transact a share exchange transaction or a merger, but it has not yet entered into definitive agreements with this company.

Results Of Operations

For The Three Months Ended March 31, 2006, Compared To The Three Months Ended March 31, 2005

Revenues. Revenues for the three months ended March 31, 2006 were $0 compared to $0 for the three months ended March 31, 2005. The Company had no revenues attributable to construction supervision of tower construction.

Cost Of Revenues. There was no cost of revenues for the three months ended March 31, 2006 or for the same quarter in 2005.

Gross Loss. There was a $0 gross profit in the first three months of 2006 and 2005 as there were no revenue producing activities.

Operating Expenses. Operating expenses for the three months ended March 31, 2006 were $18,465 as compared to $81,523, for the three months ended March 31, 2005. The $63,058 decrease or 77.3% in operating expenses in 2006 was primarily attributable to termination of our operations. During the first quarter of 2006, the operating expenses consisted of $3,065 in other general and administrative expenses as compared to $81,523 in 2005, a decrease of $78,458 or 96.2%. There were $15,400 in consulting expenses in this quarter compared to $0 for the three months ended March 31, 2005, which is an increase of $15,400 or 100%

Interest Expense. Other expenses for the three months ended March 31, 2006 was $67,363, compared to $305,128 for the three months ended March 31, 2005, which is a decrease of $237,765 or 77.9%. The total of $67,363 was interest expense owed on the outstanding convertible debentures. The increased interest expense was due to a higher amount of convertible debentures and interest being calculated using the default interest rate on the total debentures.

Liquidity And Capital Requirements

Central Wireless had a net working capital deficit on March 31, 2006 of $1,982,757 compared to $1,533,085 in same period 2005, an increase of $449,672 or 29.3%. Current assets as of March 31, 2006 consisted of cash equaling $49. Current liabilities consisted of $3,201 of accounts payable and accrued liabilities, $115,882 due to stockholder and $1,863,723 as the current portion of convertible debentures.

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

Cash Flow From Operating Activities

Net cash used by Operating Activities for the three months ended March 31, 2006 was $18,387 compared to net cash used for the three months ended March 31, 2005 of $202,049, a decrease of $183,662 or 90.9%.

Cash Flow From Financing Activities

Cash flows from financing activities for the three months ended March 31, 2006 and 2005 were $18,115 and $219,860, respectively, a decrease of $201,745 or 91.8%. Cash provided for the three months ended March 31, 2006 was predominantly from the issuance of convertible debentures with the funds being used for the operation of the business.

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

To continue operations for the next 12 months, Central Wireless needs to obtain $1,000,000, for working capital. It is unlikely that revenues generated by Central Wireless will be sufficient to generate these funds and, therefore, Central Wireless will require outside financing. Central Wireless intends to obtain some of this funding from outside equity or debt funding and some from company-generated revenue. There is a substantial likelihood that Central Wireless could fail to meet both its long-term and short-term capital requirements over the next 12 months.

Central Wireless did not have any operations for the three months ended March 30, 2006, except for accounting and other professional and administrative expenses. Central Wireless continues to seek a merger or acquisition of an existing operating company. As of the date of the filing of this report, Central Wireless has entered negotiations with an existing operating company to transact a share exchange transaction or a merger, but it has not yet entered into definitive agreements with this company.

Default Upon Senior Securities

As of March 31, 2006, Central Wireless has convertible debentures in the amount of $1,863,723, plus accrued and unpaid interest was due, and Central Wireless was in default on payment of $1,863,723 of these debentures. Because we are in default under the debenture agreements and other conditions exist as defined in the agreements, a penalty may apply which would increase the amount due by at least 30% in excess of the amounts previously due under the agreement. We have not paid the principal, interest and penalties we owe under these debentures, and we do not have the money to pay off the outstanding balances of the debentures. The Investors (defined below) have not given notice to us of collection proceedings or other actions they intend to take with respect to the unpaid amounts.

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

Our lenders are comprised of a group of four accredited investors who as of March 31, 2006, have purchased an aggregate of $2,075,000 in secured convertible debentures and warrants from Central Wireless under the 2001 Securities Purchase Agreement, the Letter Agreement, the 2002 Securities Purchase Agreement, August 2003 Securities Purchase Agreements, December 2003 Securities Purchase Agreement, April 2004 Securities Purchase Agreement, and the January 2005 Securities Purchase Agreement. All of the proceeds received from these persons have been exhausted by us.

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

- Amount Sold - As of March 31, 2006, we have sold an aggregate of $2,075,000 in secured convertible debentures to the Investors under the 2001 Securities Purchase Agreement, the Letter Agreement, the 2002 Securities Purchase Agreement, August 2003 Securities Purchase Agreements, December 2003 Securities Purchase Agreement, and April 2004 Securities Purchase Agreement and the January 2005 Securities Purchase Agreement.

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

- Default - As of March 31, 2006, debentures totaling $1,863,723 are currently in default. The Investors have not informed us of any collection proceedings or other actions they intend to take with respect to the unpaid amounts.

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

Covenants And Other Restrictions

- Reservation And Registration Of Shares - We must reserve 200% of the number of shares of common stock that could be issued to the Investors upon full conversion of the debentures and full exercise of the warrants, and file a registration statement covering this number of shares. The registration statement must remain effective and available for the Investors to resell the shares of common stock received upon conversion of the debentures and exercise of the warrants. If the number of shares of common stock registered at any given time is inadequate, we are obligated to file an amended or new registration statement covering additional shares of common stock. The process of preparing and filing a registration statement is a time-consuming, costly process. Furthermore, it is a default under our agreements with the Investors if the SEC does not declare the registration statement effective within 45 or 90 days of the date of the debentures and warrants were issued. Central Wireless filed a registration statement on Form SB-2 on December 31, 2003. This registration statement has not been declared effective by the SEC. As of March 31, 2006, we did not receive a default notice from the Investors in connection with the registration statement.

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

- Pledge And Guaranty - Kenneth W. Brand, our Chief Executive Officer, and Keith Roy Chrismon, our former President and Chairman of the Board, each pledged the shares of common stock owned by them to the Investors, to ensure our obligations under the 2002 Securities Purchase Agreement and the related debentures and warrants.

Warrants

As of March 31, 2006, we have sold warrants to purchase an aggregate of 3,077,500 shares of common stock to the Investors under the 2001 Securities Purchase Agreement, the Letter Agreement, the 2002 Securities Purchase Agreement, the August 2003 Securities Purchase Agreement, the December 2003 Securities Purchase Agreement, the April 2004 Securities Purchase Agreement, and the January 31, 2005 Securities Purchase Agreement. The warrants are exercisable for shares of our common stock at the exercise price, which, for shares sold under the Letter Agreement and the 2001 Securities Purchase Agreement, is calculated by a formula, and for shares sold under the 2002 Securities Purchase Agreement, is a fixed price of $0.20 per share. The exercise price for shares sold under the Letter Agreement and the 2001 Securities Purchase Agreement is $0.05 per share. The exercise price for the warrants issued under the August 2003 Securities Purchase Agreement, the December 2003 Securities Purchase Agreement, the April 2004 Securities Purchase Agreement, and the January 31, 2005 Securities Purchase Agreement is $0.01.

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

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of March 31, 2006, Central Wireless has convertible debentures in the amount of $1,863,723, plus accrued and unpaid interest was due, and Central Wireless was in default on payment of $1,863,723 of these debentures. Because we are in default under the debenture agreements and other conditions exist as defined in the agreements, a penalty may apply which would increase the amount due by at least 30% in excess of the amounts previously due under the agreement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(A) EXHIBITS:

EXHIBIT NO.	DESCRIPTION	LOCATION

2.1	Asset Purchase Agreement dated June 28, 2002 by and among e resources inc, KRC Communications, Inc. and Keith Roy Chrimson	Incorporated by reference as Exhibit 2.1 to Form 8-K filed on July 12, 2002.

EXHIBIT NO.	DESCRIPTION	LOCATION

3.1	Articles of Incorporation, filed with the Utah Secretary of State on March 8, 1987	Incorporated by reference as Exhibit 3.1 to Form SB-2 filed on June 13, 2001.

3.2	Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on February 3, 1995	Incorporated by reference as Exhibit 3.2 to Form SB-2 filed on June 13, 2001.

3.3	Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on June 9, 1999	Incorporated by reference as Exhibit 3.3 to Form SB-2 filed on June 13, 2001.

3.4	Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on February 7, 2000	Incorporated by reference as Exhibit 3.4 to Form SB-2 filed on June 13, 2001.

3.5	Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on March 24, 2000	Incorporated by reference as Exhibit 3.5 to Form SB-2 filed on June 13, 2001.

3.6	Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on August 21, 2002	Incorporated by reference as Exhibit 3.6 to Form SB-2 filed on August 29, 2003.

3.7	First Amended and Restated Bylaws of Central Wireless	Incorporated by reference as Exhibit 3.7 to Form 10-KSB filed on May 8, 2002.

3.8	Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State in October, 2003	Incorporated by reference as Exhibit 3.8 to Form 10-QSB filed on November 18, 2003.

10.1	Securities Purchase Agreement, dated August 19, 2003 by and among the Company, AJW Offshore, Ltd., and AJW Qualified Partners, LLC	Incorporated by reference as Exhibit 10.20 to Form 10-QSB filed on November 18, 2003.

10.2	Form of Secured Convertible Debenture, dated August 19, 2003	Incorporated by reference as Exhibit 10.21 to Form 10-QSB filed on November 18, 2003.

EXHIBIT NO.	DESCRIPTION	LOCATION

10.3	Form of Stock Purchase Warrant, dated August 19, 2003	Incorporated by reference as Exhibit 10.22 to Form 10-QSB filed on November 18, 2003.

10.4	Registration Rights Agreement, dated August 19, 2003 by and among the Company, AJW Offshore, Ltd., and AJW Qualified Partners, LLC	Incorporated by reference as Exhibit 10.23 to Form 10-QSB filed on November 18, 2003.

10.5	Security Agreement, dated August 19, 2003 by and among the Company, AJW Offshore, Ltd., and AJW Qualified Partners, LLC	Incorporated by reference as Exhibit 10.24 to Form 10-QSB filed on November 18, 2003.

10.6	Intellectual Property Security Agreement, dated August 19, 2003 by and among the Company, AJW Offshore, Ltd., and AJW Qualified Partners, LLC	Incorporated by reference as Exhibit 10.25 to Form 10-QSB filed on November 18, 2003.

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