Form 10QSB
period 2006-06-30
CENTRAL WIRELESS INC
filed 2007-01-24
CIK 814070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CENTRAL WIRELESS, INC.
Balance Sheet
June 30, 2006
(Unaudited)

ASSETS
Current assets:
Cash	$284

Total current assets	284

Total assets	$284

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$3,201
Due to stockholder	133,747
Convertible debentures	1,933,613

Total current liabilities	2,070,561

Commitments and contingencies	—

Shareholders’ deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued an outstanding	-
Common stock, $.0001 par value; 2,000,000,000 shares authorized, 1,954,192,451 shares issued and outstanding at June 30, 2006	1,954,192
Additional paid-in capital	7,899,075
Accumulated deficit	(11,923,544)
Total shareholders’ deficit	(2,070,277)
Total liabilities and shareholders’ deficit	$284

The Accompanying Notes Are an Integral Part of These Financial Statements.

CENTRAL WIRELESS, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Revenues	$—	$—	$—	$—
Cost of sales	—	—	—	—

Gross loss	—	—	—	—

Operating expenses
Professional and consulting	1,107,750	69,540	1,123,150	69,540
General and administrative	2,580	84,580	5,645	166,103

Total operating expenses	1,110,330	154,120	1,128,795	235,643

Loss from operations	(1,110,330)	(154,120)	(1,128,795)	(235,643)

Other expense
Interest expense	(69,890)	(60,319)	(137,253)	(365,447)

Loss before income taxes	(1,180,220)	(214,439)	(1,266,048)	(601,090)
	—	—	—	—

Net loss	$(1,180,220)	$(214,439)	$(1,266,048)	$(601,090)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	1,407,842,451	841,492,452	1,225,725,785	831,492,452

The Accompanying Notes Are an Integral Part of These Financial Statements.

CENTRAL WIRELESS, INC.
Condensed Statement of Stockholder’s Deficit
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Deficit
	Number of Shares	Amount

Balance, December 31, 2005	861,492,451	$861,492	$7,899,075	$(10,657,496)	$(1,896,929)

Common stock issued for
services at $0.001 per share	1,092,700,000	1,092,700	-	-	1,092,700

Net loss	-	-	-	(1,266,048)	(1,266,048)
Balance, June 30, 2006	1,954,192,451	$1,954,192	$7,899,075	$(11,923,544)	$(2,070,277)

The Accompanying Notes Are an Integral Part of These Financial Statements.

CENTRAL WIRELESS, INC.
Statements of Cash Flows
(Unaudited)

	For The Six Months Ended June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,266,048)	$(601,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,092,700	40,000
Accretion of discount on convertible debentures	—	250,000

Changes in operating assets and liabilities:

Prepaid expenses	—	(26,835)
Inventory	—	127,750
Accounts payable and accrued expenses	137,331	(12,978)
Net cash used in operating activities	(36,017)	(223,153)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in due to stockholder	35,980	(20,140)
Proceeds from issuance of convertible debentures	—	250,000
Net cash used in investing activities	35,980	229,860

Net decrease in cash	(37)	6,707
Cash, beginning of period	321	18

Cash, end of period	$284	$6,725

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—

Cash paid for interest	$—	$—

Schedule for non-cash operating, investing and financing activities:
Conversion of debentures to common stock	$—	$—

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of June 30, 2006 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

The Company granted no warrants or options to employees for compensation for the six months ended June 30, 2006.

NOTE 2. INVENTORY

Inventory - Inventory is stated at the lower of cost or market. Cost is principally determined by using the average cost method. Inventory consists of disassembled steel towers held for future construction and sale or lease.

The Company’s management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required. The Company has recorded a market valuation adjustment of $127,750 against its inventory of June 30, 2006.

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

NOTE 4. RELATED PARTY TRANSACTIONS

Due to stockholder - Due to stockholder totaling $133,747 consists of accrued compensation and unreimbursed expense to the Company’s CEO and stockholder.

NOTE 5. GOING CONCERN

The Company incurred a net loss from operations of approximately $173,000 for the six months ended June 30, 2006. The Company’s current liabilities exceed its current assets by approximately $2,070,000. The Company is currently in default on all convertible debentures as of June 30, 2006. Additionally, the Company will no longer receive revenue from contracts or services from its sole customer, Alliance Towers, Inc. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company is actively seeking a merger with an existing operating company in order to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6. SIGNIFICANT EVENTS

In June 2005, the Company disposed of its investment in Alliance Towers, Inc. As the carrying amount on April 27, 2005 was $0, the disposition will not have a significant impact on the financial statements.

With the exception of accounting and other professional and administrative expenses, the Company did not have any operations for the six months ended June 30, 2006.

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

Employees

As of June 30, 2006, we employed one full-time employee, Kenneth W. Brand, our Chief Executive Office and Acting Principal Financial Officer. We consider our relations with our employee to be good.

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

With the exception of accounting and other professional and administrative expenses, the Company did not have any operations for the six months ended June 30, 2006. Central Wireless continues to seek a merger or acquisition of an existing operating company. The market for such merger and acquisitions is highly competitive and as of June 30, 2006, Central Wireless has not yet found a company to undertake such merger or acquisitions. As of the date of the filing of this report, Central Wireless has entered negotiations with an existing operating company to transact a share exchange transaction or a merger, but it has not yet entered into definitive agreements with this company.

Results Of Operations

For The Three Months Ended June 30, 2006, Compared To The Three Months Ended June 30, 2005

Revenues. Revenues for the three months ended June 30, 2006 were $0 compared to $0 for the three months ended June 30, 2005. The lack of revenues in 2006 was attributable to no tower construction.

Cost Of Revenues. There was no cost of revenues for the three months ended June 30, 2006 and 2005 as there were no revenue producing activities.

Gross Loss. There was a $0 gross profit in the second three months of 2006 or 2005 as there were no revenue producing activities.

Operating Expenses. Operating expenses for the three months ended June 30, 2006 were $1,110,330 as compared to $154,120, for the three months ended June 30, 2005. The $956,210 increase in operating expenses in 2006 was primarily attributable to the issuance of 1,092,700,000 shares of the Company’s common stock issued for services valued at $0.001 per share. During the second quarter 2006, the operating expenses consisted of $2,580 in other general and administrative expenses as compared to $84,580 in 2006, a decrease of $82,000 or 96.9%. There were $1,107,750 in consulting expenses in this quarter compared to $69,540 for the three months ended June 30, 2005 because of the common shares issued for services.

Interest Expense. Other expenses for the three months ended June 30, 2006 was $69,890, compared to $60,319 for the three months ended June 30, 2005, which is an increase of $9,571 or 15.9%. The total of $69,890 was interest expense owed on the outstanding convertible debentures. The increased interest expense was due to a higher amount of convertible debentures and interest being calculated using the default interest rate on the total debentures.

For The Six Months Ended June 30, 2006, Compared To The Six Months Ended June 30, 2005

Revenues. Revenues for the six months ended June 30, 2006 and 2005 were $0. The decrease in revenues in 2006 and 2005 was attributable to no communication tower construction.

Cost Of Revenues. There was no cost of revenues for the six months ended June 30, 2006 and 2005 as there were no revenue producing activities.

Gross Profit. There was a $0 gross profit in the first six months of 2006 and 2005 as there were no revenue producing activities.

Operating Expenses. Operating expenses for the six months ended June 30, 2006, was $1,128,795 as compared to $235,643, for the six months ended June 30, 2005. The $893,152 increase in operating expenses in 2006 was primarily attributable to lack of operations the issuance of 1,092,700,000 shares of the Company’s common stock issued for services valued at $0.001 per share. During the first half of 2006, the operating expenses consisted of $5,645 in other general and administrative expenses as compared to $166,103 in 2005, a decrease of $160,458 or 96.6%. There were $1,123,150 in consulting expenses in this period compared to $69,540 for the six months ended June 30, 2005, an increase of $1,053,610.

Interest Expense. Other expenses for the six months ended June 30, 2006, was $137,253, compared to $365,447 for the six months ended June 30, 2005, a decrease of $228,194 or 62.4%. The total of $137,253 was interest expense owed on the outstanding convertible debentures. The increased interest expense was due to a higher amount of convertible debentures and interest being calculated using the default interest rate on the total debentures.

Liquidity And Capital Requirements

Central Wireless had a net working capital deficit on June 30, 2006 of $2,070,277 compared to $1,707,525 in same period 2005, an increase of $362,752 or 21.2%. Current assets as of June 30, 2006 consisted of cash equaling $284. Current liabilities consisted of $3,201 of accounts payable and accrued liabilities, $133,747 due to stockholder and $1,933,613 as the current portion of convertible debentures.

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

Cash Flow From Operating Activities

Net cash used by Operating Activities for the six months ended June 30, 2006 was $36,017 compared to net cash used for the six months ended June 30, 2005 of $223,153, a decrease of $187,136 or 83.9%.

Cash Flow From Financing Activities

Cash flows from financing activities for the six months ended June 30, 2006 and 2005 were $35,980 and $229,860, respectively, a decrease of $193,880 or 84.3%. Cash provided for the six months ended June 30, 2006 was predominantly from shareholder advances.

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

Default Upon Senior Securities

As of June 30, 2006, Central Wireless has convertible debentures in the amount of $1,933,613, plus accrued and unpaid interest was due, and Central Wireless was in default on payment of $1,933,613 of these debentures. Because we are in default under the debenture agreements and other conditions exist as defined in the agreements, a penalty may apply which would increase the amount due by at least 30% in excess of the amounts previously due under the agreement. We have not paid the principal, interest and penalties we owe under these debentures, and we do not have the money to pay off the outstanding balances of the debentures. The Investors (defined below) have not given notice to us of collection proceedings or other actions they intend to take with respect to the unpaid amounts.

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

Our lenders are comprised of a group of four accredited investors who as of June 30, 2006, have purchased an aggregate of $2,075,000 in secured convertible debentures and warrants from Central Wireless under the 2001 Securities Purchase Agreement, the Letter Agreement, the 2002 Securities Purchase Agreement, August 2003 Securities Purchase Agreements, December 2003 Securities Purchase Agreement, April 2004 Securities Purchase Agreement, and the January 2005 Securities Purchase Agreement. All of the proceeds received from these persons have been exhausted by us.

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

- Amount Sold - As of June 30, 2006, we have sold an aggregate of $2,075,000 in secured convertible debentures to the Investors under the 2001 Securities Purchase Agreement, the Letter Agreement, the 2002 Securities Purchase Agreement, August 2003 Securities Purchase Agreements, December 2003 Securities Purchase Agreement, and April 2004 Securities Purchase Agreement and the January 2005 Securities Purchase Agreement.

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

- Default - As of June 30, 2006, debentures totaling $1,933,613 are currently in default. The Investors have not informed us of any collection proceedings or other actions they intend to take with respect to the unpaid amounts.

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

Covenants And Other Restrictions

- Reservation And Registration Of Shares - We must reserve 200% of the number of shares of common stock that could be issued to the Investors upon full conversion of the debentures and full exercise of the warrants, and file a registration statement covering this number of shares. The registration statement must remain effective and available for the Investors to resell the shares of common stock received upon conversion of the debentures and exercise of the warrants. If the number of shares of common stock registered at any given time is inadequate, we are obligated to file an amended or new registration statement covering additional shares of common stock. The process of preparing and filing a registration statement is a time-consuming, costly process. Furthermore, it is a default under our agreements with the Investors if the SEC does not declare the registration statement effective within 45 or 90 days of the date of the debentures and warrants were issued. Central Wireless filed a registration statement on Form SB-2 on December 31, 2003. This registration statement has not been declared effective by the SEC. As of June 30, 2006, we did not receive a default notice from the Investors in connection with the registration statement.

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

Warrants

As of June 30, 2006, we have sold warrants to purchase an aggregate of 3,077,500 shares of common stock to the Investors under the 2001 Securities Purchase Agreement, the Letter Agreement, the 2002 Securities Purchase Agreement, the August 2003 Securities Purchase Agreement, the December 2003 Securities Purchase Agreement, the April 2004 Securities Purchase Agreement, and the January 31, 2005 Securities Purchase Agreement. The warrants are exercisable for shares of our common stock at the exercise price, which, for shares sold under the Letter Agreement and the 2001 Securities Purchase Agreement, is calculated by a formula, and for shares sold under the 2002 Securities Purchase Agreement, is a fixed price of $0.20 per share. The exercise price for shares sold under the Letter Agreement and the 2001 Securities Purchase Agreement is $0.05 per share. The exercise price for the warrants issued under the August 2003 Securities Purchase Agreement, the December 2003 Securities Purchase Agreement, the April 2004 Securities Purchase Agreement, and the January 31, 2005 Securities Purchase Agreement is $0.01.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of June 30, 2006, Central Wireless has convertible debentures in the amount of $1,933,613, plus accrued and unpaid interest was due, and Central Wireless was in default on payment of $1,933,613 of these debentures. Because we are in default under the debenture agreements and other conditions exist as defined in the agreements, a penalty may apply which would increase the amount due by at least 30% in excess of the amounts previously due under the agreement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(A) EXHIBITS:

EXHIBIT NO.	DESCRIPTION	LOCATION
2.1	Asset Purchase Agreement dated June 28, 2002 by and among e resources inc, KRC Communications, Inc. and Keith Roy Chrimson	Incorporated by reference as Exhibit 2.1 to Form 8-K filed on July 12, 2002.

EXHIBIT NO.	DESCRIPTION	LOCATION
3.1	Articles of Incorporation, filed with the Utah Secretary of State on March 8, 1987	Incorporated by reference as Exhibit 3.1 to Form SB-2 filed on June 13, 2001.

3.2	Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on February 3, 1995	Incorporated by reference as Exhibit 3.2 to Form SB-2 filed on June 13, 2001.

3.3	Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on June 9, 1999	Incorporated by reference as Exhibit 3.3 to Form SB-2 filed on June 13, 2001.

3.4	Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on February 7, 2000	Incorporated by reference as Exhibit 3.4 to Form SB-2 filed on June 13, 2001.

3.5	Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on March 24, 2000	Incorporated by reference as Exhibit 3.5 to Form SB-2 filed on June 13, 2001.

3.6	Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State on August 21, 2002	Incorporated by reference as Exhibit 3.6 to Form SB-2 filed on August 29, 2003.

3.7	First Amended and Restated Bylaws of Central Wireless	Incorporated by reference as Exhibit 3.7 to Form 10-KSB filed on May 8, 2002.

3.8	Articles of Amendment to the Articles of Incorporation, filed with the Utah Secretary of State in October, 2003	Incorporated by reference as Exhibit 3.8 to Form 10-QSB filed on November 18, 2003.

10.1	Securities Purchase Agreement, dated August 19, 2003 by and among the Company, AJW Offshore, Ltd., and AJW Qualified Partners, LLC	Incorporated by reference as Exhibit 10.20 to Form 10-QSB filed on November 18, 2003.

EXHIBIT NO.	DESCRIPTION	LOCATION
10.2	Form of Secured Convertible Debenture, dated August 19, 2003	Incorporated by reference as Exhibit 10.21 to Form 10-QSB filed on November 18, 2003.

10.3	Form of Stock Purchase Warrant, dated August 19, 2003	Incorporated by reference as Exhibit 10.22 to Form 10-QSB filed on November 18, 2003.

10.4	Registration Rights Agreement, dated August 19, 2003 by and among the Company, AJW Offshore, Ltd., and AJW Qualified Partners, LLC	Incorporated by reference as Exhibit 10.23 to Form 10-QSB filed on November 18, 2003.

10.5	Security Agreement, dated August 19, 2003 by and among the Company, AJW Offshore, Ltd., and AJW Qualified Partners, LLC	Incorporated by reference as Exhibit 10.24 to Form 10-QSB filed on November 18, 2003.

10.6	Intellectual Property Security Agreement, dated August 19, 2003 by and among the Company, AJW Offshore, Ltd., and AJW Qualified Partners, LLC	Incorporated by reference as Exhibit 10.25 to Form 10-QSB filed on November 18, 2003.

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