Form 10QSB
period 2006-09-30
CENTRAL WIRELESS INC
filed 2007-01-24
CIK 814070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes  ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: AS OF JANUARY 23, 2007, THERE WERE 1,954,192,451 OUTSTANDING SHARES OF THE ISSUER’S COMMON STOCK, $0.001 PAR VALUE PER SHARE.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CENTRAL WIRELESS, INC.
Balance Sheet
September 30, 2006
(Unaudited)

ASSETS
Current assets:
Cash	$179

Total current assets	179

Total assets	$179

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$3,201
Due to stockholder	151,373
Convertible debentures	2,006,123

Total current liabilities	2,160,697

Commitments and contingencies	—

Shareholders’ deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued an outstanding	-
Common stock, $.0001 par value; 2,000,000,000 shares authorized, 1,954,192,451 shares issued and outstanding at September 30, 2006	1,954,192
Additional paid-in capital	7,899,075
Accumulated deficit	(12,013,785)
Total shareholders’ deficit	(2,160,518)
Total liabilities and shareholders’ deficit	$179

The Accompanying Notes Are an Integral Part of These Financial Statements.

CENTRAL WIRELESS, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005

Revenues	$—	$—	$—	$—
Cost of sales	—	—	—	—

Gross loss	—	—	—	—
Operating expenses

Professional and consulting	15,100	23,638	1,138,250	93,178
General and administrative	2,630	33	8,275	166,136

Total operating expenses	17,730	23,671	1,146,525	259,314

Loss from operations	(17,730)	(23,671)	(1,146,525)	(259,314)

Other expense
Interest expense	(72,511)	(62,832)	(209,764)	(428,279)

Loss before income taxes	(90,241)	(86,503)	(1,356,289)	(687,593)
	—	—	—	—

Net loss	$(90,241)	$(86,503)	$(1,356,289)	$(687,593)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	1,954,192,451	861,492,452	1,134,667,452	841,492,452

The Accompanying Notes Are an Integral Part of These Financial Statements.

CENTRAL WIRELESS, INC.
Condensed Statement of Stockholder’s Deficit
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Deficit
	Number of Shares	Amount

Balance, December 31, 2005	861,492,451	$861,492	$7,899,075	$(10,657,496)	$(1,896,929)

Common stock issued for
services valued at $0.001
per share	1,092,700,000	1,092,700	-	-	1,092,700

Net loss	-	-	-	(1,356,289)	(1,356,289)
Balance, September 30, 2006	1,954,192,451	$1,954,192	$7,899,075	$(10,921,085)	$(2,160,518)

The Accompanying Notes Are an Integral Part of These Financial Statements.

CENTRAL WIRELESS, INC.
Statements of Cash Flows
(Unaudited)

	For The Nine Months Ended September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,356,289)	$(687,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,092,700	40,000
Accretion of discount on convertible debentures	—	250,000

Changes in operating assets and liabilities:

Prepaid expenses	—	(6,420)
Inventory	—	127,750
Accounts payable and accrued expenses	209,841	51,974
Net cash used in operating activities	(53,748)	(224,289)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in due to stockholder	53,606	(23,856)
Proceeds from issuance of convertible debentures	—	250,000
Net cash used in investing activities	53,606	226,144

Net decrease in cash	(142)	1,855
Cash, beginning of period	321	18

Cash, end of period	$179	$1,873

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—

Cash paid for interest	$—	$—

Schedule for non-cash operating, investing and financing activities:
Conversion of debentures to common stock	$—	$—
Accrued interest added to principal on convertible debt	$—	$—

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of September 30, 2006 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

The Company granted no warrants or options to employees for compensation for the nine months ended September 30, 2006.

NOTE 2. INVENTORY

Inventory - Inventory is stated at the lower of cost or market. Cost is principally determined by using the average cost method. Inventory consists of disassembled steel towers held for future construction and sale or lease.

The Company’s management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required. The Company has recorded a market valuation adjustment of $127,750 against its inventory of September 30, 2006.

NOTE 3. CONVERTIBLE DEBENTURES

During January 2005, the Company issued convertible debentures totaling $250,000 payable to stockholders, collateralized by the Company’s assets, with interest payable quarterly at a rate of 8%, increasing to 15% on default, maturing January 2007. The debenture is convertible at the lesser of $0.005 or 50% of the lowest three bid prices over the twenty trading days prior to conversions. The debenture has 750,000 attached warrants to purchase the Company’s common stock at $0.005 per share which vest immediately and expire January 2010. As of September 30, 2006, the Company is in default on all the convertible debentures, including the January 2005 debenture. Accordingly, the Company fully accreted the estimated value of the conversion feature and warrants related to the new debenture as interest expense totaling $250,000.

NOTE 4. RELATED PARTY TRANSACTIONS

Due to stockholder - Due to stockholder totaling $151,373 consists of accrued compensation and unreimbursed expense to the Company’s CEO and stockholder.

NOTE 5. GOING CONCERN

The Company incurred a net loss from operations of approximately $264,000 for the nine months ended September 30, 2006. The Company’s current liabilities exceed its current assets by approximately $2,160,000. The Company is currently in default on all convertible debentures as of September 30, 2006. Additionally, the Company will no longer receive revenue from contracts or services from its sole customer, Alliance Towers, Inc. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company is actively seeking a merger with an existing operating company in order to continue as a going concern.

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

With the exception of accounting and other professional and administrative expenses, the Company did not have any operations for the nine months ended September 30, 2006.

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

On May 18, 2006, the Company issued 1,092,700,000 shares of common stock. The Company issued 804,700,000 to Kenneth Brand, our CEO, and 288,000,000 to Steve Troyan, in exchange for accrued and unpaid compensation and repayment of debt owed by the Company. The stock was priced at its fair market value, or $0.0001 per share

The Company has been attempting to enter into a merger transaction or to acquire existing operating company. The market for such merger and acquisitions is highly competitive. As of the date of the filing of this report, Central Wireless has entered negotiations with an existing operating company to transact a share exchange transaction or a merger.

Employees

As of September 30, 2006, we employed one full-time employee, Kenneth W. Brand, our Chief Executive Office and Acting Principal Financial Officer. We consider our relations with our employee to be good.

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

With the exception of accounting and other professional and administrative expenses, the Company did not have any operations for the nine months ended September 30, 2006. Central Wireless continues to seek a merger or acquisition of an existing operating company. The market for such merger and acquisitions is highly competitive and as of September 30, 2006, Central Wireless has not yet found a company to undertake such merger or acquisitions. As of the date of the filing of this report, Central Wireless has entered negotiations with an existing operating company to transact a share exchange transaction or a merger, but it has not yet entered into definitive agreements with this company.

Results Of Operations

For The Three Months Ended September 30, 2006, Compared To The Three Months Ended September 30, 2005

Revenues. Revenues for the three months ended September 30, 2006 and 2005 were $0. The decrease in revenues in 2006 and 2005 was attributable to no construction of towers.

Cost Of Revenues. There was no cost of revenues for the three months ended September 30, 2006 or for the same quarter in 2005.

Gross Loss. There was a $0 gross profit in the third three months of 2006 or 2005 as there were no revenue producing activities.

Operating Expenses. Operating expenses for the three months ended September 30, 2006 were $17,730 as compared to $23,671, for the three months ended September 30, 2005. The $5,941 decrease or 25.1% in operating expenses in 2006 was primarily attributable to cessation of our operations. During the third quarter 2006, the operating expenses consisted of $2,630 in other general and administrative expenses as compared to $33 in 2005, an increase of $2,597. There were $15,100 in consulting expenses in this quarter compared to $23,638 for the three months ended September 30, 2005, which is a decrease of $8,538 or 36.1%

Interest Expense. Other expenses for the three months ended September 30, 2006 was $72,511, compared to $62,832 for the three months ended September 30, 2005, which is an increase of $9,679 or 15.4%. The total of $72,511 was interest expense owed on the outstanding convertible debentures. The increased interest expense was due to a higher amount of convertible debentures and interest being calculated using the default interest rate on the total debentures.

For The Nine Months Ended September 30, 2006, Compared To The Nine Months Ended September 30, 2005

Revenues. Revenues for the nine months ended September 30, 2006 and 2005 were $0. The decrease in revenues was attributable to no construction of communication towers.

Cost Of Revenues. There was no cost of revenues for the nine months ended September 30, 2006 and 2005 as there were no revenue producing activities.

Gross Profit. There was a $0 gross profit in the first nine months of 2006 and 2005 as there were no revenue producing activities.

Operating Expenses. Operating expenses for the nine months ended September 30, 2006, were $1,146,525 as compared to $259,314, for the nine months ended September 30, 2006. The $887,211 increase in operating expenses in 2006 was primarily attributable to issuance of 1,092,700,000 shares of the Company’s common stock for services valued at $0.001 per share. During the first three quarters of 2006, the operating expenses consisted of $8,275 in other general and administrative expenses as compared to $166,136 in 2005, a decrease of $157,861 or 95.0%. There was $1,138,250 in consulting expenses in this period compared to $93,178 for the nine months ended September 30, 2005, an increase of $1,045,072.

Interest Expense. Other expenses for the nine months ended September 30, 2006, was $209,764, compared to $428,279 for the nine months ended September 30, 2005, a decrease of $218,515 or 51.0%. The total of $209,764 was interest expense owed on the outstanding convertible debentures. The increased interest expense was due to a higher amount of convertible debentures and interest being calculated using the default interest rate on the total debentures.

Liquidity And Capital Requirements

Central Wireless had a net working capital deficit on September 30, 2006 of $2,160,518 compared to $1,794,028 in same period 2005, an increase of $366,490 or 20.4%. Current assets as of September 30, 2006 consisted of cash equaling $179. Current liabilities consisted of $3,201 of accounts payable and accrued liabilities, $151,373 due to stockholder and $2,006,123 as the current portion of convertible debentures.

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

Cash Flow From Operating Activities

Net cash used by Operating Activities for the nine months ended September 30, 2006 was $53,748 compared to net cash used for the nine months ended September 30, 2005 of $224,289, a decrease of $170,541 or 76.0%.

Cash Flow From Financing Activities

Cash flows from financing activities for the nine months ended September 30, 2006 and 2005 were $53,606 and $226,144, respectively, a decrease of $172,538 or 76.3%. Cash provided for the nine months ended September 30, 2006 was predominantly from shareholder advances and deferred salaries.

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

Default Upon Senior Securities

As of September 30, 2006, Central Wireless has convertible debentures in the amount of $2,006,123, plus accrued and unpaid interest was due, and Central Wireless was in default on payment of $2,006,123 of these debentures. Because we are in default under the debenture agreements and other conditions exist as defined in the agreements, a penalty may apply which would increase the amount due by at least 30% in excess of the amounts previously due under the agreement. We have not paid the principal, interest and penalties we owe under these debentures, and we do not have the money to pay off the outstanding balances of the debentures. The Investors (defined below) have not given notice to us of collection proceedings or other actions they intend to take with respect to the unpaid amounts.

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

Our lenders are comprised of a group of four accredited investors who as of September 30, 2006, have purchased an aggregate of $2,075,000 in secured convertible debentures and warrants from Central Wireless under the 2001 Securities Purchase Agreement, the Letter Agreement, the 2002 Securities Purchase Agreement, August 2003 Securities Purchase Agreements, December 2003 Securities Purchase Agreement, April 2004 Securities Purchase Agreement, and the January 2005 Securities Purchase Agreement. All of the proceeds received from these persons have been exhausted by us.

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

- Amount Sold - As of September 30, 2006, we have sold an aggregate of $2,075,000 in secured convertible debentures to the Investors under the 2001 Securities Purchase Agreement, the Letter Agreement, the 2002 Securities Purchase Agreement, August 2003 Securities Purchase Agreements, December 2003 Securities Purchase Agreement, and April 2004 Securities Purchase Agreement and the January 2005 Securities Purchase Agreement.

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

- Default - As of September 30, 2006, debentures totaling $2,006,123 are currently in default. The Investors have not informed us of any collection proceedings or other actions they intend to take with respect to the unpaid amounts.

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

Covenants And Other Restrictions

- Reservation And Registration Of Shares - We must reserve 200% of the number of shares of common stock that could be issued to the Investors upon full conversion of the debentures and full exercise of the warrants, and file a registration statement covering this number of shares. The registration statement must remain effective and available for the Investors to resell the shares of common stock received upon conversion of the debentures and exercise of the warrants. If the number of shares of common stock registered at any given time is inadequate, we are obligated to file an amended or new registration statement covering additional shares of common stock. The process of preparing and filing a registration statement is a time-consuming, costly process. Furthermore, it is a default under our agreements with the Investors if the SEC does not declare the registration statement effective within 45 or 90 days of the date of the debentures and warrants were issued. Central Wireless filed a registration statement on Form SB-2 on December 31, 2003. This registration statement has not been declared effective by the SEC. As of September 30, 2006, we did not receive a default notice from the Investors in connection with the registration statement.

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

Warrants

As of September 30, 2006, we have sold warrants to purchase an aggregate of 3,077,500 shares of common stock to the Investors under the 2001 Securities Purchase Agreement, the Letter Agreement, the 2002 Securities Purchase Agreement, the August 2003 Securities Purchase Agreement, the December 2003 Securities Purchase Agreement, the April 2004 Securities Purchase Agreement, and the January 31, 2005 Securities Purchase Agreement.

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

ITEM 3. CONTROLS AND PROCEDURES.

(A) Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer/Acting Principal Financial Officer (which is one person), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to produce a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Chief Executive Officer/Acting Principal Financial Officer (one person) have concluded that the Company’s disclosure controls and procedures were, in fact, adequate and effective to ensure that material information relating to the Company that is required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in rules of the U. S. Securities and Exchange Commission (the “SEC”) and accumulated and communicated to the Company’s management, including its Chief Executive Officer/Acting Principal Financial Officer (one person), to allow timely decisions regarding required disclosure.

(B) Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s last fiscal quarter, the Company’s Chief Executive Officer/Acting Principal Financial Officer (one person) has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of September 30, 2006, Central Wireless has convertible debentures in the amount of $2,006,123, plus accrued and unpaid interest was due, and Central Wireless was in default on payment of $2,006,123 of these debentures. Because we are in default under the debenture agreements and other conditions exist as defined in the agreements, a penalty may apply which would increase the amount due by at least 30% in excess of the amounts previously due under the agreement.

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